Form 10-Q
period 2010-02-28
Flameret, Inc.
filed 2010-05-03
CIK 1472147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-162022

FLAMERET, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0755877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3280 Sunrise Highway Suite 51, Wantagh, NY 11793
(Address of principal executive offices) (Zip Code)

 (516) 816-2563
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [_]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of May 3, 2010

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to "FLAMERET, INC.." the "Company," "we," "our" or "us" means FLAMERET, INC.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLAMERET, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 28,	August 31,
	2010	2009
ASSETS	(Unaudited)

Current assets:
Cash	$533	$3,225
Total current assets	533	3,225

Total assets	$533	$3,225

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,050	$-
Accrued interest	83	-
Due to officer	4,500	-
Total current liabilities	6,633	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares
authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	2,500	2,500
(Deficit) accumulated during development stage	(26,600)	(17,275)
Total stockholders' equity (deficit)	(6,100)	3,225

Total liabilities and stockholders' equity (deficit)	$533	$3,225

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the six	August 13, 2009
	months ended	months ended	(inception) to
	February 28, 2010	February 28, 2010	February 28, 2010

Revenue	$-	$-	$-

Operating expenses:
General and administrative	66	1,242	1,286
Professional fees	5,050	8,000	25,231

Total operating expenses	5,116	9,242	26,517

Net operating loss	(5,116)	(9,242)	(26,517)

Other income (expense)	(59)	(83)	(83)

Loss before provision for income taxes	(5,175)	(9,325)	(26,600)

Provision for income taxes	-	-	-

Net (loss)	$(5,175)	$(9,325)	$(26,600)

Weighted average number of common shares
outstanding - basic and fully diluted	18,000,000	18,000,000

Net (loss) per share - basic and fully diluted	$-	$-

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

						(Deficit)
						accumulated
					Additional	during	Total
	Preferred stock		Common stock		paid-In	development	stockholders'
	Shares	Amount	Shares	Amount	capital	stage	equity
Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000

Contributed capital	-	-	-	-	2,500	-	2,500

Net loss for the period ended August 31, 2009	-	-	-	-	-	(17,275)	(17,275)

Balance, August 31, 2009	-	$-	18,000,000	$18,000	$2,500	$(17,275)	$3,225

Net loss for the six months ended February 28, 2010	-	-	-	-	-	(9,325)	(9,325)

Balance, February 28, 2010
(Unaudited)	-	$-	18,000,000	$18,000	$2,500	$(26,600)	$(6,100)

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six	August 13, 2009
	months ended	(inception) to
	February 28, 2010	February 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(9,325)	$(26,600)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Increase (decrease) in liabilities:
Accounts payable	2,050	2,050
Accrued interest	83	83

Net cash used in operating activities	(7,192)	(24,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans, related party	4,500	4,500
Proceeds from sale of common stock	-	20,500

Net cash provided by financing activities	4,500	25,000

NET CHANGE IN CASH	(2,692)	533

CASH AT BEGINNING OF PERIOD	3,225	-

CASH AT END OF PERIOD	$533	$533

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Flameret, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of business
Flameret, Inc. (“the Company”) was incorporated in the state of Nevada on August 13, 2009 (“Inception”). The Company was formed to market a range of liquid fire retardants and treatments, initially in the textile industries. The company will market an innovative range of fire barriers for the mattress industry, and for industrial workers coveralls. Our products will help revolutionize the mattress and furniture materials usage industry by creating a non-toxic product which does not change the feel or texture of the end product. Our products will also meet the legislation standards that have been passed and are set to go into effect in the near future, thus making these textile products easier to handle, cost effective and comfortable, as well as being non-toxic, environmentally friendly, and safe for the end user.

Basis of presentation
The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2010. It is suggested that these interim condensed financial statements be read in conjunction with the form S-1/A.

The Company is considered to be in the development stage as defined by FASB ASC 915-10-05. This standard requires companies to report their operations, shareholders equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. Management has provided financial data since inception (August 13, 2009).

The Company has adopted a fiscal year end of August 31st.

Results of operations for the interim period are not indicative of annual results.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Equipment
Equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over the estimated useful lives of the related asset.

Flameret, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Maintenance and repairs will be charged to expense as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be reflected in operations.

The Company will assess the recoverability of equipment by determining whether the depreciation and amortization of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

Income taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Fair value of financial instruments
Financial instruments consist principally of cash and debts due to the officer. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

Revenue recognition
Revenues from fixed price contracts and cost-plus-fee contracts are recognized as services are performed. Revenue is recognized at the time of sale if collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Basic and diluted loss per share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 13, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the six month period ended February 28, 2010 and the year ended August 31, 2009.

Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of September 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

Flameret, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 upon inception did not have a significant effect on the Company’s financial statements as of that date or for the period then ended. In connection with preparing the accompanying unaudited condensed financial statements, management evaluated subsequent events through the date that such financial statements were issued (filed with the Securities and Exchange Commission).

During March 2008, the FASB issued new accounting guidance concerning disclosures about derivative instruments and hedging activities. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and was applicable to the Company at inception on August 13, 2009. The adoption of this standard did not have any impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $26,600 and a working capital deficit of $6,100 as of February 28, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party

On February 10, 2010, the Company received an unsecured loan in the amount of $3,000, bearing interest at 8% and due on demand from the Company’s founder and CEO.

Flameret, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

On September 18, 2009, the Company received an unsecured loan in the amount of $1,500, bearing interest at 8% and due on demand from the Company’s founder and CEO.

On August 13, 2009, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000 to the Company’s CEO.

On August 13, 2009, the Company received $2,500 in capital contributed from the Company’s founder and CEO.

Note 4 – Due to Officer

On February 10, 2010, the Company received an unsecured loan in the amount of $3,000, bearing interest at 8% and due on demand from the Company’s founder and CEO.

On September 18, 2009, the Company received an unsecured loan in the amount of $1,500, bearing interest at 8% and due on demand from the Company’s founder and CEO.

The Company has accrued interest of $83 as of February 28, 2010 related to the officer of the Company.

Note 5 – Stockholders’ Equity

On August 13, 2009, the founders of the Company established 90,000,000 authorized shares of common stock.  Additionally, the Company founders established 10,000,000 authorized shares of preferred stock.

Common stock
On August 13, 2009, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000.

Note 6 – Fair Value of Financial Instruments

The Company adopted a standard that defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under this standard certain assets and liabilities must be measured at fair value, and disclosures are required for items measured at fair value.

The Company’s financial instruments that must be measured under the new fair value standard include cash and the amount due to officer. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Flameret, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		February 28, 2010
	Carrying
	Value
	February 28,
	2010	Level 1	Level 2	Level 3
Assets:
Cash	$533	$533	$-	$-

Liabilities:
Due to officer	$(4,500)	$-	$-	$(4,500)
Total	$(3,967)	$533	$-	$(4,500)

Note 7 – Subsequent Events

On April 22, 2010, the Company received an unsecured loan in the amount of $4,000, bearing interest at 8% and due on demand from the Company’s founder and CEO.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date of May 3, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Flameret, Inc. (“Flameret”) is a Nevada corporation that intends to manufacture and distribute a fire barrier product named, Flamex.  Flamex is a liquid that is applied to textiles which are used at the production stage of products, such as mattresses, to resist ignition from smoldering cigarettes and impede ignition from open-flame heat sources.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

We had a net loss of $5,175 and $9,325 for the three and six months ended February 28, 2010, respectively.  Our accumulated deficit as of February 28, 2010 was $26,600.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three and Six Months Ended February 28, 2010

The following table summarizes selected items from the statement of operations for the period ended February 28, 2010.

EXPENSES:

	For the Three Months Ended February 28, 2010	For the Six Months Ended February 28, 2010
General and administrative	$66	$1,242
Professional fees	5,050	8,000

Net operating loss	5,116	9,242

Other expenses	59	83

Net loss	$5,175	$9,325

The Company was established on August 13, 2009 and had no operations during the three and six month periods ending February 28, 2009, as such, there were no revenues or expenses.

General and administrative expenses

General and administrative expenses for the three and six months ended February 28, 2010 were $66 and $1,242, respectively.  The increase in our general and administrative expenses consisted of bank fees and stock services expenses.

Professional fees

Professional fees for the three and six months ended February 28, 2010 were $5,050 and $8,000, respectively.  The increase in our professional fees was a result of the legal and accounting costs incurred to create the entity and file our financial reports with the Securities and Exchange Commission (SEC).

Net operating loss

The net operating loss for the three and six months end February 28, 2010 was $5,116 and $9,242.  Our net operating loss consisted primarily of professional fees and stocks services expense as we created the entity in anticipation of developing our flame retardant products.

Other expenses

Other expenses for the three and six months ended February 28, 2010 were $59 and $83, respectively.  The increase in other expenses was a result of interest expenses accrued on short term loans from the Company’s CEO, Christopher Glover.

Net loss

The net operating loss for the three and six months ended February 28, 2010 was $5,175 and $9,325.  Our net loss consisted primarily of professional fees and stocks services expense as we created the entity in anticipation of developing our flame retardant product.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 28, 2010.

February 28, 2010

Current Assets	$533

Current Liabilities	$6,633

Working (Deficit)	$(6,100)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of February 28, 2010, we had a working capital deficit of $6,100.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the six months ending February 28, 2010 we received $4,500 in proceeds from short term loans provided by our CEO.

Should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

Our future capital requirements will depend on many factors, including the development of our flame retardant products; the cost and availability of third-party financing for development; and administrative and legal expenses.

We anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, an evolving and unpredictable business model; recognition of revenue sources; and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of February 28, 2010, our cash balance was $533. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $26,600 and a working capital deficit of $6,100 at February 28, 2010, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt.  There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time.

Significant changes in the number of employees.

As of February 28, 2010, we had no employees, other than our non-paid CEO, Christopher Glover.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

Assuming we are able to pursue revenue through the commencement of sales of our flame retardant products, we anticipate an increase of personnel and may need to hire employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate.  We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC at inception on August 13, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 did not have a significant effect on the Company’s financial statements. In connection with preparing the accompanying unaudited condensed financial statements, management evaluated subsequent events through the date that such financial statements were issued (filed with the Securities and Exchange Commission).

During March 2008, the FASB issued new accounting guidance concerning disclosures about derivative instruments and hedging activities. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and was applicable to the Company for the three and six months ended February 28, 2010. The adoption of this standard did not have any impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Christopher Glover, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Glover concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
•	All of our financial reporting is carried out by our financial consultant;
•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings to which our company or subsidiary is a party or of which any of their property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

Item 1A. Risk Factors.

In addition to other information in this quarterly report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

A) RISKS RELATED TO OUR BUSINESS AND THIS OFFERING

THE COMPANY HAS A LIMITED DEVELOPMENT STAGE OPERATING HISTORY UPON WHICH TO BASE AN EVALUATION OF ITS BUSINESS AND PROSPECTS. WE MAY NOT BE SUCCESSFUL IN OUR EFFORTS TO GROW OUR BUSINESS AND TO EARN INCREASED REVENUES. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART YOUR ENTIRE INVESTMENT.

We have a limited history of development stage operations and we may not be successful in our efforts to grow our business and to earn revenues. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies providing services to a rapidly evolving market such as fire retardants. As a result, management may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause net losses in a given period to be greater than expected. An investment in our securities represents significant risk and you may lose all or part your entire investment.

WE HAVE A HISTORY OF LOSSES. FUTURE LOSSES AND NEGATIVE CASH FLOW MAY LIMIT OR DELAY OUR ABILITY TO BECOME PROFITABLE. IT IS POSSIBLE THAT WE MAY NEVER ACHIEVE PROFITABILITY. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART YOUR ENTIRE INVESTMENT.

We have yet to establish profitable development stage operations or a history of profitable development stage operations. We anticipate that we will continue to incur substantial development stage operating losses for an indefinite period of time due to the significant costs associated with the development of our business.

Since incorporation, we have expended financial resources on the development of our business. As a result, losses have been incurred since incorporation. Management expects to experience development stage operating losses and negative cash flow for the foreseeable future. Management anticipates that losses will continue to increase from current levels because the Company expects to incur additional costs and expenses related to: marketing and promotional activities; the possible addition of new personnel; and the development of relationships with strategic business partners.

The Company’s ability to become profitable depends on its ability to generate and sustain sales while maintaining reasonable expense levels. If the Company does achieve profitability, it cannot be certain that it would be able to sustain or increase profitability on a quarterly or annual basis in the future. An investment in our securities represents significant risk and you may lose all or part of your entire investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We will need to obtain additional financing in order to complete our business plan because we currently do not have any income. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us. If we do not obtain additional financing our business will fail.

OUR DEVELOPMENT STAGE OPERATING RESULTS WILL BE VOLATILE AND DIFFICULT TO PREDICT. IF THE COMPANY FAILS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE SIGNIFICANTLY.

Management expects both quarterly and annual development stage operating results to fluctuate significantly in the future. Because our development stage operating results will be volatile and difficult to predict, in some future quarter our development stage operating results may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock may decline significantly.

A number of factors will cause gross margins to fluctuate in future periods. Factors that may harm our business or cause our development stage operating results to fluctuate include the following: the inability to obtain new customers at reasonable cost; the ability of competitors to offer new or enhanced services or products; price competition; the failure to develop marketing relationships with key business partners; increases in our marketing and advertising costs; increased labor costs that can affect demand for fire retardant products; the amount and timing of development stage operating costs and capital expenditures relating to expansion of operations; a change to or changes to government regulations; a general economic slowdown. Any change in one or more of these factors could reduce our ability to earn and grow revenue in future periods.

WE HAVE RECEIVED AN OPINION OF GOING CONCERN FROM OUR AUDITORS. IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE DEVELOPEMNT STAGE OPERATIONS. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART YOUR ENTIRE INVESTMENT.

Our independent auditors noted in their report accompanying our financial statements for the period ended February 28, 2010 that we have not earned a profit. As of February 28, 2010, we had a cumulative loss of $26,600, and they further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern. At February 28, 2010, our cash on hand was $533. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

We will need additional capital to fully implement our business, operating and development plans. However, additional funding from an alternate source or sources may not be available to us on favorable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holder. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we would have to curtail or cease operations.

OUR CURRENT BUSINESS DEVELOMENT STAGE OPEARTIONS RELY HEAVILY UPON OUR KEY EMPLOYEE AND FOUNDER, MR. CHRISTOPHER GLOVER.

We have been heavily dependent upon the expertise and management of Mr. Christopher Glover, our Chief Executive Officer and President, and our future performance will depend upon his continued services. The loss of the services of Mr. Glover’s services could seriously interrupt our business operations, and could have a very negative impact on our ability to fulfill our business plan and to carry out our existing development stage operations. The Company currently does not maintain key man life insurance on this individual. There can be no assurance that a suitable replacement could be found for him upon retirement, resignation, inability to act on our behalf, or death.

OUR FUTURE GROWTH MAY REQUIRE RECRUITMMENT OF QUALIFIED EMPLOYEES.

In the event of our future growth in administration, marketing, and customer support functions, we may have to increase the depth and experience of our management team by adding new members. Our future success will depend to a large degree upon the active participation of our key officers and employees. There is no assurance that we will be able to employ qualified persons on acceptable terms. Lack of qualified employees may adversely affect our business development.

(B) RISKS RELATED TO THE INDUSTRY

THE FIRE RETARDANT INDUSTRY IS COST COMPETITIVE AND IS CHARACTERIZED BY LOW FIXED COSTS. A REDUCTION IN COST FOR THE INDUSTRY COULD AFFECT THE DEMAND FOR OUR FIRE RETARDANT PRODUCTS.

The fire retardant industry is highly competitive and is characterized by a large number of competitors ranging from small to large companies with substantial resources. Many of our potential competitors have substantially larger customer bases, greater name recognition, greater reputation, and significantly greater financial and marketing resources than we do. In the future, aggressive marketing tactics implemented by our competitors could impact our limited financial resources and adversely affect our ability to compete in these markets.

Price competition exists in fire retardant products. Costs of raw material decreases within the industry could adversely affect our operations and profitability. There are many fire retardant companies that could discount their products which could result in lower revenues for the entire industry. A shortfall from expected revenue levels would have a significant impact on our potential to generate revenue and possibly cause our business to fail.

THE COMPANY’S RELIANCE ON MATTRESS MANUFACTURES MAY HAVE SIGNIFICANT IMPACT ON THE COMPANY’S ABILITY TO GENERATE REVENUE AND POSSIBLY CAUSE OUR BUSINESS TO FAIL.

The Company intends to provide a fire retardant product to mattress manufactures. As such, the Company may not always be successful in achieving a long-term contract or be immediately compensated for products and services rendered. Since we expect our fire retardant product to be sold to mattress manufactures any slowdown in that industries would greatly affect the company.

The company’s success is dependent on its ability to obtain and maintain clients. No assurances can be given that the Company will be able to create a client or maintain a client base or that it will be able to attract new clients. The loss of one or more new clients of the Company or a significant reduction in business from such new clients could have a material adverse effect on the Company. The Company does not have contracts with any clients at this time.

OUR DEVELOPMENT STAGE OPERATING RESULTS MAY FLUCTUATE DUE TO FACTORS WHICH ARE NOT WITHIN OUR CONTROL.

Our development stage operating results are expected to fluctuate in the future based on a number of factors, many of which are not in our control. Our development stage operating expenses primarily include marketing and general administrative expenses that are relatively fixed in the short-term. If our revenues are lower than we expect because demand for our product and service diminishes, or if we experience an increase in defaults among approved applicants or for any other reasons we may not be able to quickly return to acceptable revenue levels.

Because of the unique nature of our business and the fact that there are no comparable past business models to rely on, future factors that may adversely affect our business are difficult to forecast. Any shortfall in our revenues would have a direct impact on our business. In addition, fluctuations in our quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

WE HAVE A SHORT DEVELOPMENT STAGE OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY A YOUNG COMPANY.

 We have a short development stage operating history from August 13, 2009 to present for investors to evaluate the potential of our business development. We are continuing to build our customer base and our brand name. We do not have any customers at this time.  In addition, we also face many of the risks and difficulties inherent in introducing new products and services. These risks include the ability to:

●	Increase awareness of our brand name;
●	Develop an effective business plan;
●	Meet customer standards;
●	Implement advertising and marketing plan;
●	Attain customer loyalty;
●	Maintain current strategic relationships and develop new strategic relationships;
●	Respond effectively to competitive pressures;
●	Continue to develop and upgrade our service; and
●	Attract, retain and motivate qualified personnel.

Our future will depend on our ability to raise additional capital and bring our product and service to the marketplace, which requires careful planning to provide a product and service that meets customer standards without incurring unnecessary cost and expense.

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us in 2011 to conduct planned business research, development of new affiliate and associate offices, and marketing of our existing and future products and services. Currently, we have no established bank-financing arrangements. Therefore, it is possible that we would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities could result in dilution to our stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Flameret will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The company presently has a deficit of $(6,100) in working capital.

OUR FUTURE SUCCESS RELIES UPON A COMBINATION OF PATENTS AND PATENTS PENDING, PROPRIETARY TECHNOLOGY AND KNOW-HOW, TRADEMARKS, CONFIDENTIALITY AGREEMENTS AND OTHER CONTRACTUAL COVENANTS TO ESTABLISH AND PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. IF OUR PRODUCTS ARE DUPLICATED OUR RESULTS OF OPERATIONS WOULD BE NEGATIVELY IMPACTED.

Our application for trademark protection has been approved for "Flameret.” Because intellectual property protection is critical to our future success, we intend to rely heavily on trademark, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect proprietary rights. However, effective trademark, service mark and trade secret protection may not be available in every country in which we intend to sell our products and services.   Unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. As a result, litigation may be necessary to enforce our intellectual property rights to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of recourses and could significantly harm our business and operating results.

Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of intended trademarks and other proprietary rights.

There can be no assurance that third parties will not assert infringement claims against us. If infringement claims are brought against us, there can be no assurance that we will have the financial resources to defend against such claims or prevent an adverse judgment against us. In the event of an unfavorable ruling on any such claim, there can be no assurance that a license or similar agreement to utilize the intellectual property rights in question relied upon by us in the conduct of our business will be available to us on reasonable terms, if at all. The loss of such rights (or the failure by us to obtain similar licenses or agreements) could have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS EMPLOYS LICENSED UNITED AMERICAN, INC. TECHNOLOGY WHICH MAY BE DIFFICULT TO PROTECT AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

We currently license our technology from United American, Inc.   United American, Inc. owns two U.S. patents, (patent #4,961,865 and patent #4,950,410) and may file more patent applications in the future. Patent #4,961,865 will expire on 10-09-2010 and Patent #4,950,410 will expire on 8-21-2010.  Both Patents will need to be renewed before they expire. Our success depends,  on these patents and  on our ability to use the United American, Inc. Technology, and for United American, Inc. to obtain patents, maintain trade secrecy and not infringe the proprietary rights of third parties. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that we will develop additional proprietary technology that is patentable or that any patents issued to us or United American, Inc. will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of the United American, Inc. Technology or design around it.

It is possible that we may need to acquire other licenses to, or to contest the validity of, issued patents or claims of third parties. We cannot assure you that any license would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents in bringing patent infringement suits against other parties based on our licensed patents.

In addition to licensed patent protection, we also rely on United American Inc. trade secrets, proprietary know-how and technology that we seek to protect, in part, by confidentiality agreements with our prospective blenders, manufactures employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

WE MAY INCUR SUBSTANTIAL COSTS OR LOSE IMPORTANT RIGHTS AS A RESULT OF LITIGATION OR OTHER PROCEEDINGS RELATING TO OUR PRODUCTS, PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS.

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. Until recently, patent applications were retained in secrecy by the US Patent and Trademark Office until and unless a patent was issued. As a result, there may be US patent applications pending of which we are unaware that may be infringed by the use of our technology or a part thereof, thus substantially interfering with the future conduct of our business. In addition, there may be issued patents in the United States or other countries that are pertinent to our business of which we are not aware. We and future customers could be sued by other parties for patent infringement in the future. Such lawsuits could subject us and them to liability for damages or require us to obtain additional licenses that could increase the cost of our products, which might have an adverse affect on our sales.

In addition, in the future we may assert our intellectual property rights by instituting legal proceedings against others. We may not be able to successfully enforce United American, Inc. patents in any lawsuits we may commence. Defendants in any litigation we may commence to enforce United American, Inc. patents may attempt to establish that United American, Inc. patents are invalid or are unenforceable. Any patent litigation could lead to a determination that one or more of our patents are invalid or unenforceable. If a third party succeeds in invalidating one or more of our patents that party and others could compete more effectively against us. Our ability to derive sales from products or technologies covered by these patents could be adversely affected.

Whether we are defending the assertion of third party intellectual property rights against our business as a result of the use of United American, Inc. technology, or we are asserting our own intellectual property rights against others, such litigation can be complex, costly, protracted and highly disruptive to our business operations by diverting the attention and energies of management and key technical personnel. As a result, the pendency or adverse outcome of any intellectual property litigation to which we are subject could disrupt business operations, require the incurrence of substantial costs and subject us to significant liabilities, each of which could severely harm our business.

Plaintiffs in intellectual property cases often seek injunctive relief. Any intellectual property litigation commenced against us could force us to take actions that could be harmful to our business and thus to our future sales.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company, which will negatively affect our business operations.

THE LIMITED PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Our management team has limited public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our senior management has never had sole responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

C) RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES AND RISKS RELATED TO THIS OFFERING

WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Mr. Christopher Glover beneficially owns approximately 55% of our capital stock with voting rights. In this case, Mr. Glover will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

AS OUR SOLE DIRECTOR AND OFFICER AND OUR ASSETS ARE LOCATED IN ENGLAND, INVESTORS MAY BE LIMITED IN THEIR ABILITY TO ENFORCE CIVIL ACTIONS IN THE UNITED STATES AGAINST OUR DIRECTOR OR OUR ASSETS. YOU MAY NOT BE ABLE TO RECEIVE COMPENSATION FOR DAMAGES TO THE VALUE OF YOUR INVESTMENT CAUSED BY WRONGFUL ACTIONS BY OUR DIRECTOR OR OFFICERS.

Our assets are located in England and our director is a resident of England. Consequently, it may be difficult for United States investors to affect service of process within the United States on our director.  A judgment of a US court predicated solely upon such civil liabilities may not be enforceable in England by a English court if the US court in which the judgment was obtained did not have jurisdiction, as determined by the English court, in the matter. There is substantial doubt whether an original action could be brought successfully in England against any of our future assets or our director predicated solely upon such civil liabilities. You may not be able to recover damages as compensation for a decline in your investment.

THE OFFERING PRICE OF THE COMMON STOCK WAS ARBITRARILY DETERMINED, AND THEREFORE SHOULD NOT BE USED AS AN INDICATOR OF THE FUTURE MARKET PRICE OF THE SECURITIES. THEREFORE, THE OFFERING PRICE BEARS NO RELATIONSHIP TO OUR ACTUAL VALUE, AND MAY MAKE OUR SHARES DIFFICULT TO SELL.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.001 per share for the shares of common stock was arbitrarily determined. The facts considered in determining the offering price were our financial condition and prospects, our limited operating history and the general condition of the securities market. The offering price bears no relationship to the book value; assets or earnings of our company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 100,000,000 shares of capital stock consisting of 90,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes.

OUR COMMON STOCK IS CONSIDERED PENNY STOCKS, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

THERE IS NO ASSURANCE OF A PUBLIC MARKET OR THAT OUR COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTCBB, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Starting on March 12, 2010 through March 29, 2010, the founder and CEO sold 8,000,000 registered shares held personally to 42 separate individuals/companies (8,000,000).  He sold the shares for $.001 per share for total proceeds of ($8,000).

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	09/21/09
3.1A	Articles of Incorporation		S-1		3.1A	11/17/09
3.2	Bylaws		S-1		3.2	09/21/09
5.1	Legal Opinion of Leo Moriarty, Attorney (March 1, 2010)		S-1		5.1	03/01/10
10.1	Patent license agreement between Flameret, Inc. and United American, Inc.		S-1		10.1	11/17/09
31	Certification of Mr. Glover pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Mr. Glover pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAMERET, INC..

By: /s/ Christopher Glover
Christopher Glover
President, Chief Executive Officer, Secretary,
Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer,
and Principal Accounting Officer)
Date: May 3, 2010