Form 10-Q
period 2010-05-31
Flameret, Inc.
filed 2010-07-16
CIK 1472147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of July 16, 2010.

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to "FLAMERET, INC.." the "Company," "we," "our" or "us" means FLAMERET, INC..

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLAMERET, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31,	August 31,
	2010	2009
ASSETS	(Unaudited)

Current assets:
Cash	$457	$3,225
Total current assets	457	3,225

Total assets	$457	$3,225

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,767	$-
Accrued interest	238	-
Due to officer	10,867	-
Total current liabilities	14,872	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares
authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	2,500	2,500
(Deficit) accumulated during development stage	(34,915)	(17,275)
Total stockholders' equity (deficit)	(14,415)	3,225

Total liabilities and stockholders' equity (deficit)	$457	$3,225

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the nine	August 13, 2009
	months ended	months ended	(inception) to
	May 31, 2010	May 31, 2010	May 31, 2010

Revenue	$-	$-	$-

Operating expenses:
General and administrative	5,210	6,452	6,496
Professional fees	2,950	10,950	28,181

Total operating expenses	8,160	17,402	34,677

Net operating loss	(8,160)	(17,402)	(34,677)

Other income (expense)	(155)	(238)	(238)

Loss before provision for income taxes	(8,315)	(17,640)	(34,915)

Provision for income taxes	-	-	-

Net (loss)	$(8,315)	$(17,640)	$(34,915)

Weighted average number of common shares
outstanding - basic and fully diluted	18,000,000	18,000,000

Net (loss) per share - basic and fully diluted	$-	$-

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

						(Deficit)
						accumulated
					Additional	during	Total
	Preferred stock		Common stock		paid-In	development	stockholders'
	Shares	Amount	Shares	Amount	capital	stage	equity
Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000

Contributed capital	-	-	-	-	2,500	-	2,500

Net loss for the period ended August 31, 2009	-	-	-	-	-	(17,275)	(17,275)

Balance, August 31, 2009	-	$-	18,000,000	$18,000	$2,500	$(17,275)	$3,225

Net loss for the nine months ended May 31, 2010	-	-	-	-	-	(17,640)	(17,640)

Balance, May 31, 2010
(Unaudited)	-	$-	18,000,000	$18,000	$2,500	$(34,915)	$(14,415)
The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine	August 13, 2009
	months ended	(inception) to
	May 31, 2010	May 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(17,640)	$(34,915)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Increase (decrease) in liabilities:
Accounts payable	3,767	3,767
Accrued interest	238	238

Net cash used in operating activities	(13,635)	(30,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans, related party	10,867	10,867
Proceeds from sale of common stock	-	20,500

Net cash provided by financing activities	10,867	31,367

NET CHANGE IN CASH	(2,768)	457

CASH AT BEGINNING OF PERIOD	3,225	-

CASH AT END OF PERIOD	$457	$457

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
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

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 13, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the nine month period ended May 31, 2010 and the period from inception (August 13, 2009) through August 31, 2009.

Flameret, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Recently Issued Accounting Pronouncements
In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on September 1, 2010.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on September 1, 2010.

Flameret, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on September 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

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

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $34,915 and a working capital deficit of $14,415 as of May 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

During the nine months ended May 31, 2010, the Company received loans from the CEO to fund operations in the total amount of $10,867. The unsecured loans bear interest at 8% and are due on demand.

Flameret, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

On August 13, 2009, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000 to the Company’s CEO.

On August 13, 2009, the Company received $2,500 in capital contributed from the Company’s founder and CEO.

Note 4 – Due to Officer

During the nine months ended May 31, 2010, the Company received various loans to fund operations in the total amount of $10,867, bearing interest at 8% and due on demand from the Company’s founder and CEO.

The Company has accrued interest of $238 as of May 31, 2010 related to the officer of the Company.

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

The following table provides a summary of the fair values of assets and liabilities:

		Fair Value Measurements at May 31, 2010
	Carrying
	Value
	May 31,
	2010	Level 1	Level 2	Level 3
Assets:
Cash	$457	$457	$-	$-

Liabilities:
Due to officer	$(10,867)	$-	$-	$(10,867)
Total	$(10,410)	$457	$-	$(10,867)

Note 7 – Subsequent Events

On July 14, 2010, the Company received an unsecured loan in the amount of $3,000, bearing interest at 8% and due on demand from the Company’s founder and CEO.

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

We had a net loss of $8,315 and $17,640 for the three and nine months ended May 31, 2010, respectively.  Our accumulated deficit as of May 31, 2010 was $34,915.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three and Nine Months Ended May 31, 2010

The following table summarizes selected items from the statement of operations for the period ended May 31, 2010.

EXPENSES:

	For the Three Months Ended May 31, 2010	For the Nine Months Ended May 31, 2010
General and administrative	$5,210	$6,452
Professional fees	2,950	10,950

Net operating loss	8,160	17,402

Other expenses	155	238

Net loss	$8,315	$17,640

The Company was established on August 13, 2009 and had no operations during the three and nine month periods ending May 31, 2009, as such, there were no revenues or expenses.

General and administrative expenses

General and administrative expenses for the three and nine months ended May 31, 2010 were $5,210 and $6,452, respectively.  The increase in our general and administrative expenses consisted of bank fees, automobile, postage and delivery, and stock services expenses, with $5,014 of these costs attributed to the costs incurred to establish an account with a transfer agent to handle our stock servicing needs.

Professional fees

Professional fees for the three and nine months ended May 31, 2010 were $2,950 and $10,950, respectively.  The increase in our professional fees was a result of the legal and accounting costs incurred to create the entity and file our financial reports with the Securities and Exchange Commission (SEC).

Net operating loss

The net operating loss for the three and nine months ended May 31, 2010 was $8,315 and $17,640.  Our net operating loss consisted primarily of professional fees and stocks services expense as we created the entity in anticipation of developing our flame retardant products.

Other expenses

Other expenses for the three and nine months ended May 31, 2010 were $155 and $238, respectively.  The increase in other expenses was a result of interest expenses accrued on short term loans from the Company’s CEO, Christopher Glover.

Net loss

The net operating loss for the three and nine months ended May 31, 2010 was $8,315 and $17,640.  Our net loss consisted primarily of professional fees and stocks services expense as we created the entity in anticipation of developing our flame retardant product.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at May 31, 2010.

May 31, 2010

Current Assets	$457

Current Liabilities	$14,872

Working (Deficit)	$(14,415)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of May 31, 2010, we had a working capital deficit of $14,415.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the nine months ending May 31, 2010 we received $10,867 in proceeds from short term loans provided by our CEO.

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

As of May 31, 2010, our cash balance was $457. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $34,915 and a working capital deficit of $14,415 at May 31, 2010, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of May 31, 2010, we had no employees, other than our non-paid CEO, Christopher Glover.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on September 1, 2010.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on September 1, 2010.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on September 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Christopher Glover, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Glover concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
●	All of our financial reporting is carried out by our financial consultant;
●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND EXPECT TO INCUR LOSSES FOR THE FORSEEABLE FUTURE. IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE DEVELOPEMNT STAGE OPERATIONS. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

We have incurred recurring net losses from operations resulting in an accumulated deficit of $34,915 and a working capital deficit of $14,415 as of May 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  At May 31, 2010, our cash on hand was $457. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

OUR CURRENT BUSINESS DEVELOMENT STAGE OPERATIONS RELY HEAVILY UPON OUR KEY EMPLOYEE AND FOUNDER, MR. CHRISTOPHER GLOVER.

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

OUR FUTURE GROWTH MAY REQUIRE RECRUITMENT OF QUALIFIED EMPLOYEES.

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

B) RISKS RELATED TO THE INDUSTRY

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

THE COMPANY’S RELIANCE ON MATTRESS MANUFACTURERS MAY HAVE A SIGNIFICANT IMPACT ON THE COMPANY’S ABILITY TO GENERATE REVENUE AND POSSIBLY CAUSE OUR BUSINESS TO FAIL.

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

/s/ Christopher Glvoer
Christopher Glover
President, Chief Executive Officer, Secretary,
Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer,
and Principal Accounting Officer)
Date: July 16, 2010