Form 10-K
period 2010-08-31
Flameret, Inc.
filed 2010-12-14
CIK 1472147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

Commission File Number: 333-162022

FLAMERET, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0755877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3280 Sunrise Highway Suite 51, Wantagh, NY 11793
(Address of principal executive offices) (Zip Code)

 (516) 816-2563
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of February 28, 2010, was approximately $-0- based on a share value of $0.001. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 554,000,000 shares of $0.00001 par value common stock outstanding as of December 14, 2010.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our current deficiency in working capital;
•	Increased competitive pressures from existing competitors and new entrants;
•	Our ability to market our services to new subscribers;
•	Inability to locate additional revenue sources and integrate new revenue sources into our organization;
•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	Changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	Consumer acceptance of price plans and bundled offering of our services;
•	Loss of customers or sales weakness;
•	Technological innovations;
•	Inability to efficiently manage our operations;
•	Inability to achieve future sales levels or other operating results;
•	Inability of management to effectively implement our strategies and business plan
•	Key management or other unanticipated personnel changes;
•	The unavailability of funds for capital expenditures; and
•	The other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to "FLAMERET, INC." the "Company," "we," "our" or "us" means FLAMERET, INC.

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

PART I

ITEM 1.  BUSINESS
OVERVIEW

We were incorporated in the State of Nevada on August 13, 2009 under the name of Flameret, Inc.  Flameret; Inc. is a provider of a fire barrier product named Flamex.

FLAMERET, INC. is presently marketing for sale one product named (Flamex), a textile flame retardant treatment.  Flamex is a flame retardant liquid that is applied to textiles. These treated textiles are used at the production stage of such products as mattresses to resist ignition from smoldering cigarettes and resist ignition from an open-flame heat source.  Flameret is a development stage company with a limited history of development stage operations.

MARKET OPPORTUNITY

The fire barrier industry is a multidisciplinary and widely applicable industry.  Products enabled by fire barrier technology are applicable to a large number of industries including mattresses, sofas, chairs, carpeting, and workers’ coveralls.

All mattresses made on or after July 1, 2007 for sale in the United States must now meet two separate federal flammability standards administered by the Consumer Product Safety Commission (CPSC) and issued under the Flammable Fabrics Act.

The use of fire barriers in the mattresses and mattresses bedding for children in particular is an area of increasing interest, and these types of materials are the cornerstones of new generations of mattresses and mattresses beddings.  Flameret, Inc. aims to establish its Flamex product to the mattresses industry.  The Company believes that the combination of their Flamex product, aimed in an industry that has widespread applicability and furthermore is creating interest on a global scale, is one of its unique features.

DESCRIPTION OF PRODUCTS

Product Development:

In July 2009, Mr. Glover began working with Seatex LTD www.seatexcom, located at 445 TX-36 Rosenberg, Texas 77471, to blend, manufacture and package the Flamex product for Flameret, Inc. Mr. Glover provided Seatex with the United American, Inc. formula for Flamex.

Since 1968 Seatex has been providing turnkey chemical compounding, toll manufacturing and private label packaging services. Areas of expertise include food service, food processing, automotive, institutional and industrial laundry, janitorial, industrial and oilfield service markets.  Seatex can manufacture and package to strict specifications, duplicate formulas, or make available our own 400 plus finished formulations.  Seatex is employee owned.  Seatex is a full service contract manufacturer dedicated to the production and marketing of branded products and turnkey custom formulations.

Private Label:

Seatex offers a turn-key program for private labelers. They maintain a very large library of formulations compiled from 40 years of chemical blending experiences.  Seatex can assist in label design, maintain MSDS and all regulatory issues.  Seatex also carries full product liability insurance.

Seatex currently sits on approximately 20 acres occupying over 210,000 square feet of a modern manufacturing and warehousing facilities.  Rail service is available.

Flameret, Inc. will provide Seatex with its formula for Flamex.  The formula is based on two patents #4,961,865 and #4,950,410 which the company received from United American, Inc.  These two patents contain all required information to produce Flamex.

Flameret, Inc. intends to contract with Seatex to batch, mix, fill, package, label, palletize and ship a proprietary flame retardant compound product (Flamex) subject to strict requirements for quality control, cost control, timeliness and confidentiality, once it has sole Flamex to a customer.

Manufacturing:

Flameret, Inc. intends to have Seatex manufacture Flamex for the company.  All key ingredients included in our product are readily available from Seatex.  The following ingredients are contained in Flamex (Sodium Chloride, Magnesium Chloride, Sodium Sulfate Decahydrate, Calcium Chloride, Magnesium Sulfate, Calcium Sulfate, Potassium Sulfate, Magnesium Bromide, Potassium Chloride and Water).  Seatex has not produced any Flamex for Flameret, Inc.  Flameret, Inc. does not have any formal agreements with Seatex to batch, mix, fill, package, label, palletize and ship a proprietary flame retardant compound product (Flamex).

Flameret, Inc. Technology

UNITED AMERICAN AND FLAMEX

On May 18, 1989 United American Inc. (UAI) acquired patent #4,961,865 (fire extinguishing solutions for extinguishing phosphorus and metal fire) and patent #4,950,410 from the inventor Edmund Pennartz.  After acquiring the patents and the technology from Mr. Pennartz, UAI developed three fire retardant products, 1. Flamex, a textile FR treatment.  2. Ultra Flamex, a fire extinguishing product and,  3. Impex.

Flamex is applied as a liquid compound to textiles, this produces a carbon membrane which is activated when heat is applied to produce the fire retardant properties, and this protection is called a carbon barrier shield. [Fire barrier].

United American, Inc. has never sold their products to any manufacturers; the company’s sole business is the development of fire barrier products.  On August 14, 2009 Flameret, Inc. acquired the rights to market and sell United American, Inc.’s three products 1. Flamex, a textile FR treatment.  2. Ultra Flamex, a fire extinguishing product and  3. Impex. for 15 years worldwide.  Flameret has the rights to use all studies, reports and research conducted by UAI in regard to these three products.  Flameret, Inc. will compensate United American, Inc. by paying a 1.5% gross royalty to UAI on all products sold.

FLAMERET, INC. is presently attempting to market for sale one product named (Flamex), a textile FR treatment.  Flamex is a liquid that is applied to textiles, these treated textiles are used at the production stage of such products as mattresses to resist ignition from smoldering cigarettes and resist ignition from an open-flame heat source.  The company aims to focus on long-term client retention within the U.S. and Canadian mattress industries.

Flameret, Inc. is a development stage company. Flameret, Inc. has a limited history of development stage operations. We presently do not have the funding to execute our business plan.

We expect to provide one product named (Flamex), a textile FR treatment to mattress manufacturers.  As such, we may not always be successful in achieving a long-term contract or be immediately compensated for services rendered. Although we currently restrict our fire retardant products to mattress manufacturers our products are applicable to a wide range of fields and businesses, and therefore are not restricted to a particular industry.

Achievement of our business objective is basically dependent upon the judgment, skill and knowledge of our management. Mr. Glover, currently our sole executive officer and director. There can be no assurance that a suitable replacement could be found for any of our officers upon their retirement, resignation, inability to act on our behalf, or death.

DISTRIBUTION

Flameret Fire Retardant

In July 2009, Mr. Glover provided Seatex with the United American, Inc. formula for Flamex to determine if Seatex was able to blend, manufacture and package the Flamex product for Flameret, Inc. Seatex LTD www.seatexcom, is located at 445 TX-36 Rosenberg, Texas, 77471.

After reviewing the formula Seatex advised Flameret, Inc. that they could batch, mix, fill, package, label, palletize and ship a proprietary flame retardant compound product (Flamex) subject to strict requirements for quality control, cost control, timeliness and confidentiality.

Seatex has not produced any Flamex for Flameret, Inc.  Flameret, Inc. does not have any formal agreements with Seatex to batch, mix, fill, package, label, palletize and ship a proprietary flame retardant compound product (Flamex). Flameret, Inc. intends to enter into a formal contract with Seatex once it has sold Flamex to a customer.

It is a light weight transparent liquid and does not leave white flaky residues and will not change the hand [feel] or scent of the fabric. It will not discolor or shrink the fabric and is odorless. It needs less than 24 hours for curing time depending upon the process and textile application to allow for complete fiber penetration and compound set up.

Flameret FR is a water based solution applied to the fresh milled textiles. The liquid solution first penetrates into the molecular structure. The treated textile is then dried through ovens that evaporate the water leaving a fire retardant compound thoroughly bound and bonded throughout the molecular structure of the fabric. It is this bound compound that creates fire resistance when an external heat source is applied - thus creating a carbon barrier shield. When external heat is applied to the treated surface by heat sources such as candles, matches, molten metal or any direct flame, this bound compound is changed into a carbon barrier shield. This carbon barrier shield triggers an interlocking effect of one fiber to another and produces a surface that deflects heat and will not allow fire to penetrate the surface. This carbon barrier shield will cause the fire to die out as the carbon barrier shield suffocates the fire by not allowing oxygen to the fire on the fibers. FLAMERET’s FR will be used on textiles that are natural as well as synthetic fibers.

Flameret will be used on the components of mattresses prior to their final assembly.

Mattress manufacturing use the following components in their mattresses, ticking, high loft non-woven and needle pointed fibers, filler cloths, universal borders and mattress socks.  Flamex can be applied to all of these materials to impart a carbon barrier shield.

These textiles include almost every fabric that is used to make a mattress

1.	Ticking – A material used on the top and bottom sides of the top mattress and foundations.
2.	Universal Borders – The material that is used on the sides of the top mattress and foundation
3.	Non Woven Loft and Side Panels – In some applications a fire barrier inserted under the ticking is necessary as in the case of pillow top with heavy fuel load and some institutional beds
4.	Mattress Sock – Like the word implies in some applications such as with memory foam a stretchy material is needed to shape with the memory foam when it is slept on.
5.	Filler Cloth - is an inexpensive cotton cloth material that goes on the top of the foundation.

To utilize our second prong of sales approach conducted by Mr. Neil Glover the company will need to seek additional capital to fund this model.  Presently the Company does not have the additional capital needed to utilize the second prong of sales, setting up distributors of the Flamex product.

In, 2011 Flameret, Inc. intends to market through mattress distributors its Flamex product. In order for the company to begin the distributor model it will require the Company to seek additional capital of $1M in order to develop the distributor network. The Company believes it will not have the additional capital until 2011.

COMPETITION

The fire retardant industry is highly competitive and is characterized by a large number of competitors ranging from small to large companies with substantial resources. The company’s main competition is 3M and DuPont, who provide oil based toxic retardants. Many of our potential competitors have substantially larger customer bases, greater name recognition, greater reputation, and significantly greater financial and marketing resources than we do. In the future, aggressive marketing tactics implemented by our competitors could impact our limited financial resources and adversely affect our ability to compete in these markets. There are some other small operators who claim that their products are non toxic but do not have the testing to support their claims.

Price competition exists in fire retardant products. Costs of raw materials decreases within the industry could adversely affect our operations and profitability. There are many fire retardant companies that could discount their products which could result in lower revenues for the entire industry. A shortfall from expected revenue levels would have a significant impact on our potential to generate revenue and possibly cause our business to fail.

EMPLOYEES

Christopher Glover is the sole Director, Chief Executive Officer, President, Secretary, and Principal Executive Officer and Principal Financial Officer of Flameret, Inc.  Presently, there are two additional employees of the Company, Michel O’Driscoll who will serve as Vice President of Finance and will be working with the Principal Financial Officer, Christopher Glover. Neil Glover will serve as Vice President of Sales.

The Company plans to employ individuals on an as needed basis.  The company anticipates that it will need to hire additional employees as the business grows. In addition, the Company may expand the size of our Board of Directors in the future.  Presently Christopher Glover, Michael O’Driscoll and Neil Glover will devote 40 hours a week to the affairs of the Company.  Christopher Glover, Michael O’Driscoll, and Neil Glover do not receive a salary or benefits in any form.  Presently the Company does not have any plans to begin paying salaries, cash or otherwise, or offering any form of benefits to our Board of Directors, Officer and employees.

ITEM 1A.  RISK FACTORS

In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

A) RISKS RELATED TO OUR BUSINESS

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

We have incurred recurring net losses from operations resulting in an accumulated deficit of $48,060 and a working capital deficit of $27,560 as of August 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  At August 31, 2010, our cash on hand was $265. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Flameret will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The company presently has a deficit of $(27,560) in working capital.

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

ITEM 2.  PROPERTIES

The principal executive office of Flameret, Inc. is located at 3280 Sunrise Highway Suite 51 Wantagh, NY 11793. Our telephone number is: (516) 816-2563.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2010.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company's Common Stock is currently traded on the National Association of Security Dealers' over-the-counter bulletin board market (OTCBB) under the symbol FLRE.OB. The following table sets forth the high and low bid prices for each quarter within the last fiscal year, beginning with the commencement of our trading in June of 2010. The source of these quotations is the OTCBB Trade Activity Report. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

COMMON STOCK MARKET PRICE
	HIGH		LOW
FISCAL YEAR ENDED AUGUST 31, 2010:
Fourth Quarter		$0.65		$0.01
Third Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
First Quarter	$	N/A	$	N/A

(b) Holders of Common Stock

We are authorized to issue 90,000,000 shares of common stock, $0.001 par value per share. Currently we have 18,000,000 shares of common stock issued and outstanding.  As of November 30, 2010, there were approximately thirty eight (38) shareholders of the Company’s common stock.  As of November 30, 2010, the closing price of the Company’s shares of common stock was $0.05 per share.  Island Stock Transfer (telephone: (727) 289-0010; facsimile: (727) 289-0069) is the registrar and transfer agent for our common stock.

Each share of common stock shall have one (1) vote per share for all purposes. The holders of a majority of the shares entitled to vote, present in person or represented by proxy, shall constitute a quorum at all meetings of our shareholders. Our common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for election of the board of directors.

Holders of common stock are entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available therefore as well as any distributions to the security holder. We have never paid cash dividends on our common stock, and do not expect to pay such dividends in the foreseeable future.

In the event of a liquidation, dissolution or winding up of our company, holders of common stock are entitled to share ratably in all of our assets remaining after payment of liabilities. Holders of common stock have no preemptive or other subscription or conversion rights. There are no redemption or sinking fund provisions applicable to the common stock.

(c) Dividends

Flameret has never declared or paid dividends on its Common Stock. Flameret intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at sole discretion of the Board of Directors and will depend on Flameret's profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The Company has not established any compensation plans to which our securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services.

(e) Recent Sales of Unregistered Securities

Options and Warrants Issued

No options or warrants were issued during the year ended August 31, 2010.

Options and Warrants Cancelled

No options or warrants were cancelled during the year ended August 31, 2010.

Options and Warrants Expired

No options or warrants expired during the year ended August 31, 2010.

Options Exercised

No options were exercised during the year ended August 31, 2010.

The foregoing securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

Not Required

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We had a net loss of $30,785 and $17,275 for the years ended August 31, 2010 and 2009, respectively.  Our accumulated deficit as of August 31, 2010 was $48,060.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Years Ended August 31, 2010 and 2009

The following table summarizes selected items from the statement of operations for the years ended August 31, 2010 and 2009.  The comparative year ended August 31, 2010 only includes operations from August 13, 2009 (inception) through August 31, 2010.

EXPENSES:

	For the Year Ended August 31, 2010	August 13, 2009 (inception) to August 31, 2009	Increase / (Decrease)
General and administrative	$16,348	$44	$16,304
Professional fees	13,950	17,231	$(3,281)

Net operating loss	30,298	17,275	$13,023

Other expenses	487	-	$487

Net loss	$30,785	$17,275	$13,510

General and administrative expenses

General and administrative expenses for the year ended August 31, 2010 were $16,348 compared to $44 for the period ended August 31, 2009, an increase of $16,304 or 37,055%.  The increase in our general and administrative expenses consisted of bank fees, automobile, postage and delivery, and stock services expenses, with $10,065 of these costs attributed to the costs incurred to establish and maintain an account with a transfer agent to handle our stock servicing needs.

Professional fees

Professional fees for the year ended August 31, 2010 were $13,950 compared to $17,231 for the period ended August 31, 2009, a decrease of $3,281 or 19%.  The decrease in our professional fees was a result of fewer legal and accounting costs to maintain our filings with the Securities and Exchange Commission (SEC) than we incurred to create the entity and file our initial financial reports.

Net operating loss

The net operating loss for the year ended August 31, 2010 was $30,785 compared to $17,275 for the period ended August 31, 2009, an increase of $13,023 or 75%.  Our net operating loss consisted primarily of professional fees and stocks services expense as we created the entity in anticipation of developing our flame retardant products.

Other expenses

Other expenses for the years ended August 31, 2010 were $487 compared to $-0- for the period ended August 31, 2009.  The increase in other expenses was a result of interest expenses accrued on short term loans from the Company’s CEO, Christopher Glover that were not outstanding in the previous year.

Net loss

The net loss for the year ended August 31, 2010 was $30,785 compared to $17,275 for the period ended August 31, 2009, an increase of $13,510 or 78%.  Our net loss consisted primarily of professional fees and stocks services expense as we created the entity in anticipation of developing our flame retardant product.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2010 and 2009.

	August 31, 2010	August 31, 2009

Current Assets	$265	$3,225

Current Liabilities	$27,825	$-

Working Capital (Deficit)	$(27,560)	$3,225

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of August 31, 2010, we had a working capital deficit of $27,560.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the year ending August 31, 2010 we received $13,867 in proceeds from short term loans provided by our CEO.

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

As of August 31, 2010, our cash balance was $265. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $48,060 and a working capital deficit of $27,560 at August 31, 2010, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of August 31, 2010, we had no employees, other than our non-paid CEO, Christopher Glover.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors
 Flameret, Inc.

We have audited the accompanying balance sheets of Flameret, Inc. as of August 31, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from inception on August 13, 2009 until August 31, 2009, the period from inception on August 13, 2009 until August 31, 2010, and the year ended August 31, 2009 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flameret, Inc. as of August 31, 2010 and 2009, and the results of its operations, stockholders’ equity (deficit) and cash flows for the period from inception on August 13, 2009 until August 31, 2009, the period from inception on August 13, 2009 until August 31, 2010, and the year ended August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC
 www.mkacpas.com
 Houston, Texas
 December 14, 2010

FLAMERET, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	August 31,	August 31,
	2010	2009
ASSETS

Current assets:
Cash	$265	$3,225
Total current assets	265	3,225

Total assets	$265	$3,225

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$13,471	$-
Accrued interest	487	-
Due to officer	13,867	-
Total current liabilities	27,825	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares
authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	2,500	2,500
(Deficit) accumulated during development stage	(48,060)	(17,275)
Total stockholders' equity (deficit)	(27,560)	3,225

Total liabilities and stockholders' equity (deficit)	$265	$3,225

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the year	August 13, 2009	August 13, 2009
	ended	(inception) to	(inception) to
	August 31, 2010	August 31, 2009	August 31, 2010

Revenue	$-	$-	$-

Operating expenses:
General and administrative	16,348	44	16,392
Professional fees	13,950	17,231	31,181

Total operating expenses	30,298	17,275	47,573

Net operating loss	(30,298)	(17,275)	(47,573)

Interest expense	(487)	-	(487)

Loss before provision for income taxes	(30,785)	(17,275)	(48,060)

Provision for income taxes	-	-	-

Net (loss)	$(30,785)	$(17,275)	$(48,060)

Weighted average number of common shares
outstanding - basic and fully diluted	18,000,000	18,000,000

Net (loss) per share - basic and fully diluted	$-	$-

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred stock		Common stock		Additional paid-In	(Deficit) accumulated during development	Total stockholders' equity
	Shares	Amount	Shares	Amount	capital	stage	(deficit)
Common stock issued to
founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000

Contributed capital	-	-	-	-	2,500	-	2,500

Net loss for the period
ended August 31, 2009	-	-	-	-	-	(17,275)	(17,275)

Balance, August 31, 2009	-	$-	18,000,000	$18,000	$2,500	$(17,275)	$3,225

Net loss for the year ended
August 31, 2010	-	-	-	-	-	(30,785)	(30,785)

Balance, August 31, 2010
	-	$-	18,000,000	$18,000	$2,500	$(48,060)	$(27,560)

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the year	August 13, 2009	August 13, 2009
	ended	(inception) to	(inception) to
	August 31, 2010	August 31, 2009	August 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(30,785)	$(17,275)	$(48,060)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Increase (decrease) in liabilities:
Accounts payable	13,471	-	13,471
Accrued interest	487	-	487

Net cash used in operating activities	(16,827)	(17,275)	(34,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans, related party	13,867	-	13,867
Proceeds from sale of common stock	-	20,500	20,500

Net cash provided by financing activities	13,867	20,500	34,367

NET CHANGE IN CASH	(2,960)	3,225	265

CASH AT BEGINNING OF PERIOD	3,225	-	-

CASH AT END OF PERIOD	$265	$3,225	$265

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Flameret, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

Revenue recognition
Revenues from fixed price contracts and cost-plus-fee contracts are recognized as services are performed. Revenue is recognized at the time of sale if collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not yet been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Flameret, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 13, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the year ended August 31, 2010 and the period from inception (August 13, 2009) through August 31, 2009.

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
Notes to Financial Statements

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

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $48,060 and a working capital deficit of $27,560 as of August 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Flameret, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 3 – Related Party

During the year ended August 31, 2010, the Company received loans from the CEO to fund operations in the total amount of $13,867. The unsecured loans bear interest at 8% and are due on demand.

On August 13, 2009, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000 to the Company’s CEO.

On August 13, 2009, the Company received $2,500 in capital contributed from the Company’s founder and CEO.

Note 4 – Due to Officer

During the year ended August 31, 2010, the Company received various loans to fund operations in the total amount of $13,867, bearing interest at 8% and due on demand from the Company’s founder and CEO.

The Company has accrued interest of $487 as of August 31, 2010 related to the officer of the Company.

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

The Company does not have any recurring or non-recurring financial instruments that must be measured under the new fair value standard. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Flameret, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 7 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended August 31, 2010 and 2009, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At August 31, 2010, the Company had approximately $48,060 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

The components of the Company’s deferred tax asset are as follows:

	August 31,
	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$48,060	$17,275

Net deferred tax assets before valuation allowance	$16,821	$6,046
Less: Valuation allowance	(16,821)	(6,046)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at August 31, 2010 and 2009, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	August 31,
	2010		2009

Federal and state statutory rate	35%		35%
Change in valuation allowance on deferred tax assets	(35%	)	(35%	)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 8 – Subsequent Events

On October 26, 2010, the board of directors voted to approve the re-domiciling from Nevada to Wyoming, and an increase in the authorized shares of common stock from ninety million (90,000,000) to two billion nine hundred million (2,900,000,000) and a cancellation in the authorized shares of series A preferred stock of ten million (10,000,000), along with the authorization of one hundred million shares of preferred stock, of which, the creation of one million (1,000,000) authorized shares of series A preferred stock, thirty million (30,000,000) shares of series B preferred stock and thirty million (30,000,000) series C preferred stock was approved. The par value of all shares was changed from $0.001 per share to $0.00001 per share. Stockholders’ equity and common stock activity for all periods presented have not been restated to give retroactive recognition to the changes in authorized shares and par values. In addition, all references in the financial statements, to weighted average number of shares, per share amounts, and market prices of the Company’s common stock have been stated without respect to the aforementioned amendments. The State of Wyoming certified the Incorporation in Wyoming on November 29, 2010.

On December 2, 2010, the Company granted 500,000,000 million shares of restricted common stock to the Company’s CEO, Christopher Glover for services performed.

On December 6, 2010, the Company granted 28,000,000 million shares of free trading common stock to ta consultant for services rendered in relation to marketing the Company.

On December 6, 2010, the Company granted a total of 8,000,000 million shares of restricted common stock to a total of four different consultants for services rendered in relation to marketing the Company.

On December 13, 2010, the Company received a short term loan of $4,000 from an investor.  The terms of which have not yet been determined.

In accordance with ASC 855-10, all subsequent events have been reported through the date of this filing.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements included in this Form 10-K have been audited by M & K CPAS PLLC to the extent and for the periods set forth in their report appearing elsewhere herein, and are included in reliance upon such report given upon the authority of said firm as experts in auditing and accounting, we have not, nor has anyone engaged on our behalf, consulted with M&K CPAS, PLLC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and M&K CPAS, PLLC did not provide either in a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(v) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304 (a)(1)(V) of Regulation S-K.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of August 31, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees and consultants its accounting policies and procedures.  This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of August 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2010 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended August 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.
Name	Age	Position	Director Since

Christopher Glover	64	Chief Executive Officer, Principal Financial Officer, Secretary and Director	August 13, 2009
Michael O’ Driscoll	44	Vice President, Finance	August 13, 2009
Neil Glover	32	Vice President of Sales	August 13, 2009

MANAGEMENT BIOGRAPHIES

Christopher Glover; B.Sc., Chief Executive Officer, President, Chief Financial Officer, Secretary

Mr. Christopher Glover, age 64
Mr. Glover is the Chief Executive Officer, President, Secretary, Chief Financial Officer and Director (Principal Executive Officer) and (Principal Financial Officer) of the Company.  He was appointed in August 2009 and is reasonable for overseeing all aspects of the company.  Mr. Glover resides in England.

From August 2009 to Present Mr. Glover has acted as Chief Executive Officer, President, Secretary, and Director (Principal Executive Officer) of the Company.

Mr. Glover specializes in the development of emerging companies and their technologies and operations and required financing, which include the following:

From 1995, to August 2009, Mr. Glover has acted as Chief Executive Officer for Auto Data Network (AND).  Auto Data Network is a software and services supplier to the Automotive Sector.  The company provides integrated solutions for automotive retailers.

From 2004 through June of 2009 Mr. Glover worked as an outside consultant with United American, Inc.  Mr. Glover provided United American, Inc. with suppliers who could blend and manufacture UAI’s fire barrier products.  Mr. Glover has not and does not own any interest in United American, Inc.

Additionally from 1991 to 1995 Mr. Glover was the Sales Director of COS Limited.  COS is a marketing and production services company supplying mainly to the Publishing, Training and Motor Industries with such facilities as Design, Media Duplication (Video, Audio, Disk), Print, Packaging, Marketing and Distribution.

From 1989 to 1991 Mr. Glover was the Managing Director of County Contract Hire Limited a specialized contract hiring company.

Michael O’Driscoll, Vice President, Finance

Mr. Michael O’Driscoll, age 58
Mr. O’Driscoll is the Financial Vice President of the company.  He was appointed in August 2009 and is reasonable for the financial matters of the company.  Mr. O’Driscoll works directly with the Chief Financial Offer Mr. Glover.  Mr. O’Driscoll resides in Vancouver, Canada.

August 2009 to Present:  Vice President of Finance of Flameret, Inc.  Mr. O’Driscoll is reasonable for all financial matters in regard to the company.

1997 to August 2009, Mr. O’Driscoll was the Chief Financial Officer for Switch Pharma Pic a drug research company. Switch Pharma Pic specializing in alternative uses for established drugs.

From 1996 to 1997, Mr. O’Driscoll was non executive chairman of QV Foods Limited and AHWORTH Ltd.  The company is a food packer and processor in Lincolnshire, England. Mr. O’Driscoll was reasonable for setting up corporate procedures, and coordinated and assisted in development of strategic planning process to develop market opportunity. Additionally from 1994 through 1996 Mr. O’Driscoll worked for Key Finance Limited a computer finance company located in London, England.  Mr. O’Driscoll work in expanding contracts with UK finance houses. From 1978 to 1994, Mr. O’Driscoll worked for Merrydown PLC as Finance Director.  The company produced Cider and health foods.  From 1975 to 1978 he was employed by Deloitte Haskins & Sells as Joined Deloitte Haskins and Sells as articled clerk and left as audit senior.  Participated in and supervised audits of Inchcape, BICC, Associated Newspapers, Sothby's Bovis, M&G, Cable & Wireless, Slater Walker.

Neil Glover, Vice President of Sales

Neil Glover, age 32
Mr. Neil Glover is the Vice President of Sales and reports directly to the President and Chief Executive Officer of the company.  Mr. Neil Glover is the son of the President of the company Christopher Glover. Mr. Glover resides in England.

Mr. Neil Glover has a Post Graduate Diploma in Marketing - Chartered Institute of Marketing Member of the Chartered Institute of Marketing and a Chartered Marketer. BA (Hons) Degree, Business Management with Marketing Management. University of Gloucestershire, Cheltenham, Sept. 1998 - June 2002. 4-year sandwich course with one year of work placement (Mostra Ltd. & Allcars.com Ltd.).

From 2007 to August 2009 Mr. Neil Glover worked for Rix & Kay Solicitors LLP a regional law firm based in Sussex, England. They offer a complete range of both private client and commercial services and have a series of dedicated teams that are specialists within the fields they operate.  Mr. Neil Glover was responsible for planning and implementing new acquisition activity through co-coordinating, developing, and delivering a range of promotions, events, literature and products to clients.  He also worked on promotional campaigns utilizing full marketing mix.  From 2005 through 2007 Mr. Neil Glover worked for JNSquared Ltd. Marketing as the Director of Marketing.  JNSquared Ltd is an independent marketing and website design consultancy. The company works with a number of businesses from start-ups to well established firms.  Mr. Neil Glover was responsible for developing clients marketing strategy and ensuring that their business requirements were met. From 2003 through 2005 Mr. Neil Glover worked for Auto Data Network as a marketing manager. He was responsible for the project management of allCars.com.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry. Or as an affiliated person, director or employee of an investment company, bank, savings and loan association. Also an insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we believe that during 2009 our Directors and executive officers did not comply with all Section 16(a) filing requirements.  Specifically, Mr. Christopher Glover failed to file Form 3s with respect to the issuance of common shares for the year ended August 31,2009, and Form 4s for the year ended August 31, 2010.

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company's Audit Committee during fiscal 2010, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Our board of directors has determined that if we were required to have a financial expert and/or an audit committee, Christopher Glover, our CEO, would be considered an “audit committee financial expert,” as defined by applicable Commission rules and regulations. Based on the definition of “independent” applicable to audit committee members of Nasdaq-traded companies, our board of directors has further determined that Mr. Glover is not considered to be “independent.”

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

On August 13, 2009, the Company adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. Anyone can obtain a copy of the Code of Ethics by contacting the Company at the following address: at 3280 Sunrise Highway Suite 51 Wantagh, NY 11793, attention: Chief Executive Officer, telephone: (516) 816-2563. The first such copy will be provided without charge. The Company will post any amendments to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the National Association of Dealers.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are continuously updating our operations and have limited resources with which to establish additional committees of our board of directors.

Compensation Committee

At this time, Mr. Glover is the only member of the committee and has not needed to perform in this role due to the lack of establishing any compensation. The board of directors intends to add additional members to the compensation committee and expects it to consist solely of independent members.  Until more members are appointed to the compensation committee, our entire board of directors will review all forms of compensation provided to any new executive officers, directors, consultants and employees, including stock compensation and options.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the years ended December 31, 2009, 2008 and 2007:

Summary Compensation Table
Name and Principal Position (a)	Fiscal Year (b)	Salary (c)	Stock Awards (e)(1)	Option Awards (f)(1)	All Other Compensation	Total Compensation

Christopher Glover, CEO (2)	2010	$-0-	$-0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$-0-
Michael O’Driscoll, VP of	2010	$-0-	$-0-	$-0-	$-0-	$-0-
Finance	2009	$-0-	$-0-	$-0-	$-0-	$-0-
Neil Glover, VP of Sales	2010	$-0-	$-0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$-0-

(1) The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended August 31, 2010 and 2009, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2009.  Assumptions used in the calculation of this amount are included in Note 3 of our audited financial statements for the fiscal year ended August 31, 2010 included in Part II, Item 7, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(2) On August 13, 2009 the Company sold 18,000,000 founder’s shares of restricted common stock for $18,000. These shares were sold and, as such, not considered compensation.

Employment Agreements

We have not entered into any employment agreements.  Our CEO, Christopher Glover has worked without compensation and has no agreement to defer any compensation.

Outstanding Equity Awards at Fiscal Year End

We have no outstanding equity awards, including common stock options.

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the year ended August 31, 2010.

Name (a)	Year	Stock Awards ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (g)(1)	Total ($) (h)

Christopher Glover (1)	2010	$-0-	$-0-	$-0-	$-0-
Michael O’Driscoll	2010	$-0-	$-0-	$-0-	$-0-
Neil Glover	2010	$-0-	$-0-	$-0-	$-0-

The amounts in columns (c) and (d) reflect the dollar amount recognized for financial statement reporting purposes for the year ended August 31, 2010, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2010.  Assumptions used in the calculation of this amount are included in Note 3 of our audited financial statements for the year ended August 31, 2010 included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(1) On August 13, 2009 the Company sold 18,000,000 founder’s shares of restricted common stock for $18,000. These shares were sold and, as such, not considered compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on November 30, 2010, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after November 30, 2010 through the exercise of any option, warrant or other right.  The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o Flameret, Inc, 3280 Sunrise Highway Suite 51 Wantagh, NY 11793.

	Common Stock			Series A Preferred Stock
Name of Beneficial Owner (1)	Number of Shares		Percentage of Class(2)	Number of Shares	Percentage of Class(3)

Christopher Glover, CEO and Director	510,025,000	(3)	92.1%	-	-%
Directors and Officers as a Group (1 person)	510,125,000	(4)	92.1%	-	-%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.
(2) Percentage of beneficial ownership is based upon 18,000,000 shares of Common Stock outstanding as of November 30, 2010. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of November 30, 2010, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.
(3) Includes 510,000,000 shares of Common Stock owned by Christopher Glover, CEO, as well as, 25,000 shares owned by Mr. Glover’s wife.
(4) Includes 510,000,000 shares of Common Stock owned by Christopher Glover, CEO, as well as, 25,000 shares owned by Mr. Glover’s wife, and 100,000 shares owned by Neil Glover.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended August 31, 2010, the Company received loans from the CEO to fund operations in the total amount of $13,867. The unsecured loans bear interest at 8% and are due on demand.

On August 13, 2009, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000 to the Company’s CEO.

On August 13, 2009, the Company received $2,500 in capital contributed from the Company’s founder and CEO.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for August 31, 2010 and 2009.

	August 31,	August 31,
	2010	2009
Audit fees:
M&K CPAS, PLLC	$8,500	$—
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$8,500	$—

We do not have an Audit Committee.  Our board of directors acted as the Company's Audit Committee during the fiscal year ended August 31, 2010, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

Item 15. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	09/21/09
3.1A	Articles of Incorporation		S-1		3.1A	11/17/09
3.2	Bylaws		S-1		3.2	09/21/09
5.1	Legal Opinion of Leo Moriarty, Attorney (March 1, 2010)		S-1		5.1	03/01/10
10.1	Patent license agreement between Flameret, Inc. and United American, Inc.		S-1		10.1	11/17/09
23.2(9)	Consent of M&K CPAS, PLLC		S-1		23.2(9)	03/01/10
31.1	Certification of Mr. Glover pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Mr. Glover pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAMERET, INC.

By:

/s/ Christopher Glover
Christopher Glover
President, Chief Executive Officer, Secretary,
Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer,
and Principal Accounting Officer)
Date: December 14, 2010