Form 10-Q
period 2010-11-30
Flameret, Inc.
filed 2011-01-19
CIK 1472147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

     .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 5,541,000 shares of $0.00001 par value common stock outstanding as of January 6, 2010.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLAMERET, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	November 30,	August 31,
	2010	2010
ASSETS	(Unaudited)

Current assets:
Cash	$174	$265
Total current assets	$174	$265

Total assets	$174	$265

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$15,403	$13,471
Accrued interest	$764	$487
Due to officer	$13,867	$13,867
Total current liabilities	$30,034	$27,825

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value, 51,000,000 shares
authorized, no shares issued and outstanding
Common stock, $0.00001 par value, 2,900,000,000 shares authorized, 220,000 shares issued and outstanding	$2	$2
Additional paid-in capital	$144,498	$20,498
Common stock payable	$1,342,000
(Deficit) accumulated during development stage	$(1,516,360)	$(48,060)
Total stockholders' equity (deficit)	$(29,860)	$(27,560)

Total liabilities and stockholders' equity (deficit)	$174	$265

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the three	For the three	August 13, 2009
	months ended	months ended	(inception to)
	November 30,	November 30,	November 30,
	2010	2009	2010

Revenue

Operating expenses:
General and administrative	$1,466,523	$1,176	$1,482,915
Professional fees	$1,500	$2,950	$32,681

Total operating expenses	$1,468,023	$4,126	$1,515,596

Net operating loss	$(1,468,023)	$(4,126)	$(1,515,596)

Other income (expense)	$(277)	$(24)	$(764)

Loss before provision for income taxes	$(1,468,300)	$(4,150)	$(1,516,360)

Provision for income taxes	$0	$0	$0

Net (loss)	$(1,468,300)	$(4,150)	$(1,516,360)

Weighted average number of common shares
outstanding-basic and fully diluted	188,792	180,000

Net (loss) per share - basic and fully diluted	$(7.78)	$(0.02)

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					(Deficit)
					accumulated
			Additional	Common	during	Total
	Common Stock		Paid In	Stock	development	stockholders'
	Shares	Amount	Capital	Payable	stage	equity (deficit)
Common stock issued to
founder at $0.00001 per share	180,000	$2	$17,998	$-	$-	$18,000

Contributed capital	-	-	2,500	-	-	2,500

Net loss for the year ended
August 31, 2009	-	-	-	-	(17,275)	(17,275)

Balance, August 31, 2009	180,000	2	20,498	-	(17,275)	3,225

Net loss for the year ended
August 31, 2010	-	-	-	-	(30,785)	(30,785)

Balance, August 31, 2010	180,000	2	20,498	-	(48,060)	(27,560)

Common stock issued for services	40,000	-	124,000	-	-	124,000

Stock based compensation payable	-	-	-	1,342,000	-	1,342,000

Net loss for the three months ended
November 30, 2010	-	-	-	-	(1,468,300)	(1,468,300)

Balance, November 30, 2010	220,000	$2	$144,498	$1,342,000	$(1,516,360)	$(29,860)

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three	For the three	August 13, 2009
	months ended	months ended	(inception) to
	November 30, 2010	November 30, 2009	November 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,468,300)	$(4,150)	$(1,516,360)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Increase (decrease) in liabilities:
Stock based compensation	1,466,000	-	1,466,000
Accounts payable	1,932	-	15,403
Accrued interest	277	24	764
Net cash used in operating activities	(91)	(4,126)	(34,193)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans, related party	-	1,500	13,867
Proceeds from sale of common stock	-	-	20,500
Net cash provided by financing activities	-	1,500	34,367

NET CHANGE IN CASH	(91)	(2,626)	174

CASH AT BEGINNING OF PERIOD	265	3,225	-

CASH AT END OF PERIOD	$174	$599	$174

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

Basis of presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2011. It is suggested that these interim condensed financial statements be read in conjunction with the form S-1/A.

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

Flameret, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

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

Revenue recognition

Revenues from fixed price contracts and cost-plus-fee contracts are recognized as services are performed. Revenue is recognized at the time of sale if collection is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Stock-based compensation

The Company adopted FASB guidance on stock based compensation upon inception at August 13, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has issued $124,000 of stock  for services and owes an additional $1,342,000 in stock based compensation for the three month period ended November 30, 2010 and the period from inception (August 13, 2009) through November 30, 2010.

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

Flameret, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $1,516,360 and a working capital deficit of $29,860 as of November 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

During the three months ended November 30, 2010, the Company received no additional loans from the CEO to fund operations; however the Company has received loans from the CEO in prior periods in the total amount of $13,867. The unsecured loans bear interest at 8% and are due on demand. Interest expense of $277 for the three months ended November 30, 2010 is included in accrued expense.

On August 13, 2009, the Company issued 180,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000 to the Company’s CEO .

On August 13, 2009, the Company received $2,500 in capital contributed from the Company’s founder and CEO .

Note 4 – Due to Officer

During the three months ended November 30, 2010, the Company did not receive any further loans from its CEO; however, the Company has, in prior periods received various loans to fund operations in the total amount of $13,867, bearing interest at 8% and due on demand from the Company’s founder and CEO.

The Company has accrued interest of $764 as of November 30, 2010 related to the officer of the Company.

Note 5 – Stockholders’ Equity

On August 13, 2009, the founders of the Company established 90,000,000 authorized shares of common stock.  Additionally, the Company founders established 10,000,000 authorized shares of preferred stock.

Common stock

On August 13, 2009, the Company issued 180,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000. On November 29, 2010, the Company issued 40,000 shares of free trading common stock to two consultants for services rendered in the amount of $124,000 which was the value of the shares issued as of the date of grant approval (November 10, 2010) by the board of directors of the Company as noted below.

Flameret, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

 On October 26, 2010, the board of directors voted to approve the re-domiciling from Nevada to Wyoming, and an increase in the authorized shares of common stock from ninety million (90,000,000) to two billion nine hundred million (2,900,000,000) and a cancellation in the authorized shares of series A preferred stock of ten million (10,000,000), along with the authorization of one hundred million shares of preferred stock, of which, the creation of one million (1,000,000) authorized shares of series A preferred stock, thirty million (30,000,000) shares of series B preferred stock and thirty million (30,000,000) series C preferred stock was approved. The par value of all shares was changed from $0.001 per share to $0.00001 per share. The board of directors also approved a 1:100 reverse stock split on October 26, 2010. On October 28, 2010, the Company filed a Certificate of Designations with the State of Wyoming authorizing the issuance of 1,000,000 shares of Series A preferred stock, 20,000,000 shares of Series B preferred stock, 10,000,000 shares of Series C preferred stock, and 20,000,000 shares of Series D preferred stock, with all the preceding Series A through D preferred stock having a par value of $0.00001 per share. Stockholders’ equity and common stock activity for all periods presented have been restated to give retroactive recognition to the reverse stock split, and the changes in authorized shares and par values. In addition, all references in the financial statements, to weighted average number of shares, per share amounts, and market prices of the Company’s common stock have been restated with respect to the aforementioned amendments. The State of Wyoming certified the Incorporation in Wyoming on November 29, 2010.

On October 15, 2010, the board of directors voted to issue 5,000,000 shares of common stock valued at $350,000 to Christopher Glover for his past services as a director and officer. These shares were subsequently issued to Mr. Glover in December 2010. The board of directors also voted on November 10, 2010 to approve the issuance of 360,000 shares of common stock valued at $1,116,000 to four consultants for services rendered to the Company. 40,000 shares of this approved issuance (valued at $124.000) were issued on November 29, 2010 as noted above, and the remaining 320,000 shares (valued at $992,000) were issued in December 2010. Common stock payable in the amount of $1,342,000 for the shares that had not been issued to the director and consultants as of November 30, 2010 is reflected in the Stockholders’ Equity section of the Balance Sheets and Statement of Stockholders’ Equity shown above.

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

Notes to Condensed Financial Statements

(Unaudited)

The following table provides a summary of the fair values of assets and liabilities:

		Fair Value Measurements at November 30, 2010
	Carrying
	Value
	November 30 ,
	2010	Level 1	Level 2	Level 3
Assets:
Cash	$174	$174	$-	$-

Liabilities:
Due to officer	$(13,867)	$-	$-	$(13,867)
Total	$(14,041)	$174	$-	$(13,867)

Note 7 – Subsequent Events

On December 2, 2010, the Company granted 5,000,000 shares of restricted common stock to the Company’s CEO, Christopher Glover for services performed.

On December 6, 2010, the Company granted 280,000 shares of free trading common stock to a consultant for services rendered in relation to marketing the Company.

On December 6, 2010, the Company granted a total of 40,000 shares of restricted common stock to a total of four different consultants for services rendered in relation to marketing the Company.

On December 13, 2010, the Company received a short term loan of $2,000 from an investor.  The loan has been determined to be an account payable due on demand with no stated interest.

On December 30, 2010 the Company granted 1,000 shares of free trading common stock to a consultant for services rendered in relation to marketing the Company.

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

We had a net loss of $1,468,300 and $4,150 for the three months ended November 30, 2010 and November 30, 2009, respectively.  Our accumulated deficit as of November 30, 2010 was $1,516,360.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended November 30, 2010

The following table summarizes selected items from the statement of operations for the period ended May 31, 2010.

EXPENSES:

	For the Three Months Ended November 30, 2010	For the Three Months Ended November 30, 2009
General and administrative	$1,466,523	$1,176
Professional fees	1,500	2,950

Net operating loss	1,468,023	4,126

Other expenses	277	24

Net loss	$1,468,300	$4,150

General and administrative expenses

General and administrative expenses for the three months ended November 30, 2010 and November 30, 2009 were $1,466,523 and $1,176, respectively.  The increase in our general and administrative expenses was due to the issuance of $124,000 of common stock and the creation of a payable for issuance of another $1,342,000 of common stock in the future for consulting services.

Professional fees

Professional fees for the three months ended November 30, 2010 and November 30, 2009 were $1,500 and $2,950, respectively.  The decrease in our professional fees was a result of lower legal and accounting costs incurred to file our financial reports with the Securities and Exchange Commission (SEC).

Net operating loss

The net operating loss for the three months ended November 30, 2010 and November 30, 2009 was $1,468,023 and $4,126.  Our net operating loss consisted primarily of consulting fees, professional fees and stocks services expense incurred by the entity in anticipation of developing our flame retardant products.

Other expenses

Other expenses for the three and nine months ended May 31, 2010 were $277 and $24, respectively.  The increase in other expenses was a result of interest expenses accrued on short term loans from the Company’s CEO, Christopher Glover.

Net loss

The net loss for the three months ended November 30, 2010 and November 30, 2009, respectively was $1,468,300 and $4,150.  Our net loss consisted primarily of consulting fees, professional fees and stocks services expense incurred by the entity in anticipation of developing our flame retardant product.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2010.

November 30, 2010

Current Assets	$174

Current Liabilities	$30,034

Working (Deficit)	$(29,860)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of November 30, 2010, we had a working capital deficit of $29,860.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the three months ending November 30, 2010 we received $1,500 in proceeds from short term loans provided by an investor as an account payable.

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

As of November 30, 2010, our cash balance was $174. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $1,516,360 and a working capital deficit of $29,860 at November 30, 2010, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of November 30, 2010, we had no employees, other than our non-paid CEO, Christopher Glover.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Item 4. Controls and Procedures.

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

A) RISKS RELATED TO OUR BUSINESS

THE COMPANY HAS A LIMITED DEVELOPMENT STAGE OPERATING HISTORY UPON WHICH TO BASE AN EVALUATION OF ITS BUSINESS AND PROSPECTS. WE MAY NOT BE SUCCESSFUL IN OUR EFFORTS TO GROW OUR BUSINESS AND TO EARN INCREASED REVENUES. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT .

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

We have incurred recurring net losses from operations resulting in an accumulated deficit of $1,516,360 and a working capital deficit of $29,860 as of November 30, 2010 .  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  At November 30, 2010, our cash on hand was $174. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Flameret will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The company presently has a deficit of $(29,860) in working capital.

OUR FUTURE SUCCESS RELIES UPON A COMBINATION OF PATENTS AND PATENTS PENDING, PROPRIETARY TECHNOLOGY AND KNOW-HOW, TRADEMARKS, CONFIDENTIALITY AGREEMENTS AND OTHER CONTRACTUAL COVENANTS TO ESTABLISH AND PROTECT OUR INTELLECTUAL PROPERTY RIGHTS . IF OUR PRODUCTS ARE DUPLICATED OUR RESULTS OF OPERATIONS WOULD BE NEGATIVELY IMPACTED.

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

We currently license our technology from United American, Inc.   United American, Inc. owns two U.S. patents, (patent #4,961,865 and patent #4,950,410)  and may file more patent applications in the future. Patent #4,961,865 will expire on 10-09-2010 and P atent #4,950,410 will expire on 8-21-2010.  Both Patents will need to be renewed before they expire. Our success depends,  on these patents and  on our ability to use the United American, Inc. Technology, and for United American, Inc. to obtain patents, maintain trade secrecy and not infringe the proprietary rights of third parties. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that we will develop additional proprietary technology that is patentable or that any patents issued to us or United American, Inc. will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of the United American, Inc. Technology or design around it.

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

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Mr. Christopher Glover beneficially owns approximately 92% of our capital stock with voting rights. In this case, Mr. Glover will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 2,951,000,000 shares of capital stock consisting of 2,900,000,000 shares of common stock, par value $0.00001 per share, 1,000,000 shares of Series A preferred stock, par value $0.00001 per share, 20,000,000 shares of Series B preferred stock, par value $0.00001 per share, 10,000,000 shares of Series C preferred stock, par value $0.00001 per share, and 20,000,000 shares of Series D preferred stock, par value $0.00001 per share.

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

Date: January 19, 2011