Form 10-K/A
period 2010-08-31
Flameret, Inc.
filed 2011-06-06
CIK 1472147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K-A

   X  . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

Commission File Number: 333-162022

FLAMERET, INC.

(Exact name of registrant as specified in its charter)

Wyoming	27-0755877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1810 E. Sahara Ave., Suite 1492, Las Vegas, NV 89104

(Address of principal executive offices) (Zip Code)

 (877) 861-0207

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes   X  . No      .

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

Yes      . No   X  .

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of May 26, 2011, was approximately $-0- based on a share value of $0.0001. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 351,600,000 shares of $0.0001 par value common stock outstanding as of May 31, 2011.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

·	Our current deficiency in working capital;

·	Increased competitive pressures from existing competitors and new entrants;

·	Our ability to market our services to new subscribers;

·	Inability to locate additional revenue sources and integrate new revenue sources into our organization;

·	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

·	Changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

·	Consumer acceptance of price plans and bundled offering of our services;

·	Loss of customers or sales weakness;

·	Technological innovations;

·	Inability to efficiently manage our operations;

·	Inability to achieve future sales levels or other operating results;

·	Inability of management to effectively implement our strategies and business plan

·	Key management or other unanticipated personnel changes;

·	The unavailability of funds for capital expenditures; and

·	The other risks and uncertainties detailed in this report.

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

We have incurred recurring net losses from operations resulting in an accumulated deficit of $507,612 and a working capital deficit of $505,112 as of August 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  At August 31, 2010, our cash on hand was $264. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Flameret will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The company presently has a deficit of $505,112 in working capital.

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

We currently license our technology from United American, Inc.   United American, Inc. owns two U.S. patents, (patent #4,961,865 and patent#4,950,410) and may file more patent applications in the future. Patent #4,961,865 will expire on 10-09-2010 and Patent #4,950,410 will expire on 8-21-2010.  Both Patents will need to be renewed before they expire. Our success depends, on these patents and on our ability to use the United American, Inc. Technology, and for United American, Inc. to obtain patents, maintain trade secrecy and not infringe the proprietary rights of third parties. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that we will develop additional proprietary technology that is patentable or that any patents issued to us or United American, Inc. will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of the United American, Inc. Technology or design around it. It is possible that we may need to acquire other licenses to, or to contest the validity of, issued patents or claims of third parties. We cannot assure you that any license would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents in bringing patent infringement suits against other parties based on our licensed patents.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 2,000,000,000 shares of capital stock consisting of 1,800,000,000 shares of common stock, par value $0.0001 per share, and 200,000,000 shares of preferred stock, par value $0.0001 per share.

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

(b) Holders of Common Stock

We are authorized to issue 1,800,000,000 shares of common stock, $0.0001 par value per share. Currently we have 18,000,000 shares of common stock issued and outstanding.  As of August 31, 2010, there were approximately thirty eight (38) shareholders of the Company’s common stock.  As of August 31, 2010, the closing price of the Company’s shares of common stock was $0.15 per share.  Island Stock Transfer (telephone: (727) 289-0010; facsimile: (727) 289-0069) is the registrar and transfer agent for our common stock.

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

(e) Recent Sales of Unregistered Securities

Common Shares Issued

On August 13, 2009, the Company issued 18,000,000 of founder’s shares at the par value of $0.0001.

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

We had a net loss of $503,741 and $3,871 for the years ended August 31, 2010 and 2009, respectively.  Our accumulated deficit as of August 31, 2010 was $507,612.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Years Ended August 31, 2010 and 2009 (Restated)

The following table summarizes selected items from the statement of operations for the years ended August 31, 2010 and 2009.  The comparative year ended August 31, 2010 only includes operations from August 13, 2009 (inception) through August 31, 2010.

EXPENSES:

	For the Year Ended August 31, 2010	August 13, 2009 (inception) to August 31, 2009	Increase / (Decrease)
General and administrative	$50,823	$44	$50,779
Professional fees	428,950	3,827	$425,123
Net operating loss	479,773	3,871	$475,902
Interest expense	23,968	-	$23,968
Net loss	$503,741	$3,871	$499,870

General and administrative expenses

General and administrative expenses for the year ended August 31, 2010 were $50,823 compared to $44 for the period ended August 31, 2009, an increase of $50,779.  The increase in our general and administrative expenses consisted of payroll, bank fees, automobile, postage and delivery, and stock services expenses, with $10,065 of these costs attributed to the costs incurred to establish and maintain an account with a transfer agent to handle our stock servicing needs.

Professional fees

Professional fees for the year ended August 31, 2010 were $428,950 compared to $3,827 for the period ended August 31, 2009, an increase of $425,123.  The increase in our professional fees was a result of increased services provided by consultants to aid in the process of taking our company public and costs associated with maintaining our filings with the Securities and Exchange Commission (SEC).  The majority of these costs were paid through debt or were paid by related parties on behalf of the Company.

Net operating loss

The net operating loss for the year ended August 31, 2010 was $479,773 compared to $3,871 for the period ended August 31, 2009, an increase of $475,902.  Our net operating loss consisted primarily of professional fees and stocks services expense as we created the entity in anticipation of developing our flame retardant products.

Interest expenses

Interest expenses for the years ended August 31, 2010 was $23,968 compared to $-0- for the period ended August 31, 2009.  The increase in other expenses was a result of interest expenses accrued on notes payable to various parties for consulting services rendered and on short term loans from the Company’s CEO, Christopher Glover that were not outstanding in the previous year.

Net loss

The net loss for the year ended August 31, 2010 was $503,741 compared to $3,871 for the period ended August 31, 2009, an increase of $499,870 or 129%.  Our net loss consisted primarily of professional fees and stocks services expense as we created the entity in anticipation of developing our flame retardant product.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2010 and 2009.

	August 31, 2010	August 31, 2009

Current Assets	$264	$3,225
Current Liabilities	$505,376	$4,596
Working Capital (Deficit)	$(505,112)	$(1,371)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of August 31, 2010, we had a working capital deficit of $505,112.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have raised money through contributions from related parties and through issuing notes.  During the year ended August 31, 2010, related parties paid $43,889 in expenses on behalf of the Company, notes totaling $325,000 were issued in exchange for services, and the Company received $8,867 in cash from related parties. Should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business. Our future capital requirements will depend on many factors, including the development of our flame retardant products; the cost and availability of third-party financing for development; and administrative and legal expenses.

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

As of August 31, 2010, our cash balance was $264. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $507,612 and a working capital deficit of $505,112 at August 31, 2010, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Flameret, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Flameret, Inc. (A Development Stage Company) as of August 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from August 13, 2009 (inception) through August 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flameret, Inc. (A Development Stage Company) as of August 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from August 13, 2009 (inception) through August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates

Salt Lake City, UT

May 31, 2011

FLAMERET, INC.
(A Development Stage Company)
Balance Sheets
(Restated)

ASSETS
	August 31,	August 31,
	2010	2009
CURRENT ASSETS
Cash	$264	$3,225
Total Current Assets	264	3,225

TOTAL ASSETS	$264	$3,225

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,556	$1,500
Accrued interest payable	23,968	-
Accrued salaries	90,000	-
Related party payables	55,852	3,096
Notes payable	325,000	-
Total Current Liabilities	505,376	4,596

Total Liabilities	505,376	4,596

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $0.0001 par value,
1,000,000 shares authorized, -0- shares
issued and outstanding	-	-
Series B Preferred Stock, $0.0001 par value,
10,000,000 shares authorized, -0- shares
issued and outstanding	-	-
Series C Preferred Stock, $0.0001 par value,
10,000,000 shares authorized, -0- shares
issued and outstanding	-	-
Series D Preferred Stock, $0.0001 par value,
30,000,000 shares authorized, -0- shares
issued and outstanding	-	-
Common stock, $0.0001 par value, 1,800,000,000 shares
authorized, 180,000,000 shares issued and outstanding	1,800	1,800
Additional paid-in capital	700	700
Deficit accumulated during the development stage	(507,612)	(3,871)
Total Stockholders' Equity (Deficit)	(505,112)	(1,371)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$264	$3,225

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A Development Stage Company)
Statements of Operations
(Restated)

		From Inception	From Inception
	For the	on August 13,	on August 13,
	Year Ended	2009 Through	2009 Through
	August 31,	August 31,	August 31,
	2010	2009	2010

REVENUE	$-	$-	$-

OPERATING EXPENSES

General and administrative expenses	50,823	44	50,867
Professional fees	428,950	3,827	432,777

Total Operating Expenses	479,773	3,871	483,644

LOSS FROM OPERATIONS	(479,773)	(3,871)	(483,644)

OTHER EXPENSES

Interest expense	(23,968)	-	(23,968)

Total Other Expenses	(23,968)	-	(23,968)

LOSS BEFORE INCOME TAXES	(503,741)	(3,871)	(507,612)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(503,741)	$(3,871)	$(507,612)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Restated)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at inception on August 13, 2009	-	$-	$-	$-	$-

Common stock issued to founder
at $0.0001 per share	18,000,000	1,800	(1,800)	-	-

Contributed capital	-	-	2,500	-	2,500

Net loss for the year ended
August 31, 2009	-	-	-	(3,871)	(3,871)

Balance, August 31, 2009	18,000,000	1,800	700	(3,871)	(1,371)

Net loss for the year ended
August 31, 2010	-	-	-	(503,741)	(503,741)

Balance, August 31, 2010	18,000,000	$1,800	$700	$(507,612)	$(505,112)

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A Development Stage Company)
Statements of Cash Flows
(Restated)

		From Inception	From Inception
	For the	on August 13,	on August 13,
	Year Ended	2009 Through	2009 Through
	August 31,	August 31,	August 31,
	2010	2009	2010

OPERATING ACTIVITIES:

Net loss	$(503,741)	$(3,871)	$(507,612)
Adjustments to reconcile net loss to net
used by operating activities:
Expenses paid on behalf of the Company
by a related party	43,889	3,096	46,985
Notes payable issued for services	325,000	-	325,000
Changes in operating assets and liabilities
Accounts payable and accrued expenses	9,056	1,500	10,556
Accrued interest	23,968	-	23,968
Accrued salaries	90,000	-	90,000

Net Cash Used in Operating Activities	(11,828)	725	(11,103)

INVESTING ACTIVITIES:	-	-	-

FINANCING ACTIVITIES:

Proceeds from related party payables	8,867	-	8,867
Contributed capital	-	2,500	2,500

Net Cash Provided by Financing Activities	8,867	2,500	11,367

NET INCREASE (DECREASE) IN CASH	(2,961)	3,225	264
CASH AT BEGINNING OF PERIOD	3,225	-	-

NET CASH AT END OF PERIOD	$264	$3,225	$264

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2010 and 2009

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

Basis of Presentation

The accompanying audited consolidated financial statements and related notes include the activity of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-K.

Development Stage Company Classification

The Company is considered to be in the development stage as defined by FASB ASC 915. This standard requires companies to report their operations, shareholders equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. Management has provided financial data since inception (August 13, 2009).

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected an August 31 year-end.

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

Property and Equipment

Property and equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over the estimated useful lives of the related asset.

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2010 and 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (Continued)

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

Impairment of Long-Lived Assets

The Company follows the provisions of ASC 360 for its long-lived assets.  The Company’s long-lived assets, which include test equipment and purchased intellectual property rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

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

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2010 and 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at August 13, 2009. Under FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values.

Fair Value of Financial Instruments

The Company adopted ASC 820 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under this standard certain assets and liabilities must be measured at fair value, and disclosures are required for items measured at fair value.

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

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2010 and 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2010 and 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

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

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2010 and 2009

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Through August 31, 2010 and 2009, the Company has borrowed $55,852 and $3,096, respectively from related parties to fund continuing operations.  These notes accrue interest at eight percent per annum, are due on demand and are uncollateralized.  The Company has accrued interest of $4,468 as of August 31, 2010 related to the note payable due to officers of the Company.

On August 13, 2009, the Company issued 18,000,000 founder’s shares at the par value of $0.0001.  On August 13, 2009, the Company received $2,500 in capital contributed from the Company’s founder and CEO.

NOTE 4 – NOTES PAYABLE

During the year ended August 31, 2010, the Company executed $325,000 in notes payable in exchange for services rendered to the Company.  The notes are unsecured, bear interest at six percent and are due on demand. The Company has accrued interest payable of $19,500 on the notes payable as of August 31, 2010.

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2010 and 2009

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of August 31, 2010, the Company has authorized 200,000,000 shares of preferred stock with a par value of $0.0001 made up of 1,000,000 authorized shares of series A preferred stock, 10,000,000 authorized shares of series B preferred stock, 10,000,000 shares of series C preferred stock, and 30,000,000 authorized shares of series D preferred stock.  As of August 31, 2010 no shares of preferred stock were issued and outstanding.

Common stock

As of August 31, 2010, the Company has authorized 1,800,000,000 shares of common stock with a par value of $0.0001.

On August 13, 2009, the Company issued 18,000,000 of founder’s shares at the par value of $0.00001.

NOTE 6 – RESTATED FINANCIAL STATEMENTS

During the six months ended February 28, 2011, the Company discovered unrecorded liabilities and related expenses. The Company has restated its financial statements for the period from inception through August 31, 2010 to reflect the unrecorded liabilities and related expenses.  Summarized financial statements reflecting the restatements are as follows:

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2010 and 2009

NOTE 6 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

ASSETS

	August 31.	August 31.
	2009	2009
	(original)	(restated)
CURRENT ASSETS

Cash	$3,225	$3,225

Total Current Assets	3,225	3,225

TOTAL ASSETS	$3,225	$3,225

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$-	$1,500
Related party payables	-	3,096

Total Current Liabilities	-	4,596

Total Liabilities	-	4,596

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.0001 par value, 1,800,000,000 shares
authorized, 180,000,000 shares issued and outstanding	18,000	1,800
Additional paid-in capital	2,500	700
Deficit accumulated during the development stage	(17,275)	(3,871)

Total Stockholders' Equity (Deficit)	3,225	(1,371)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$3,225	$3,225

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2010 and 2009

NOTE 6 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

ASSETS

	August 31,	August 31,
	2010	2010
	(original)	(restated)
CURRENT ASSETS

Cash	$265	$264

Total Current Assets	265	264

TOTAL ASSETS	$265	$264

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$13,471	$10,556
Accrued interest payable	487	23,968
Accrued salaries	13,867	90,000
Related party payables	-	55,852
Notes payable	-	325,000

Total Current Liabilities	27,825	505,376

Total Liabilities	27,825	505,376

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.0001 par value, 1,800,000,000 shares
authorized, 180,000,000 shares issued and outstanding	18,000	1,800
Additional paid-in capital	2,500	700
Deficit accumulated during the development stage	(48,060)	(507,612)

Total Stockholders' Equity (Deficit)	(27,560)	(505,112)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$265	$264

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2010 and 2009

NOTE 6 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

	From Inception	From Inception
	on August 13,	on August 13,
	2009 Through	2009 Through
	August 31,	August 31,
	2009	2009
	(original)	(restated)

REVENUE	$-	$-

OPERATING EXPENSES

General and administrative expenses	44	44
Professional fees	17,231	3,827

Total Operating Expenses	17,275	3,871

LOSS FROM OPERATIONS	(17,275)	(3,871)

OTHER EXPENSES

Interest expense	-	-

Total Other Expenses	-	-

LOSS BEFORE INCOME TAXES	(17,275)	(3,871)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(17,275)	$(3,871)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	18,000,000	18,000,000

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2010 and 2009

NOTE 6 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

	For the	For the
	Year Ended	Year Ended
	August 31,	August 31,
	2010	2010
	(original)	(restated)

REVENUE	$-	$-

OPERATING EXPENSES

General and administrative expenses	16,348	50,823
Professional fees	13,950	428,950

Total Operating Expenses	30,298	479,773

LOSS FROM OPERATIONS	(30,298)	(479,773)

OTHER EXPENSES

Interest expense	(487)	(23,968)

Total Other Expenses	(487)	(23,968)

LOSS BEFORE INCOME TAXES	(30,785)	(503,741)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(30,785)	$(503,741)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	18,000,000	18,000,000

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2010 and 2009

NOTE 6 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

	From Inception	From Inception
	on August 13,	on August 13,
	2009 Through	2009 Through
	August 31,	August 31,
	2009	2009
	(original)	(restated)
OPERATING ACTIVITIES:

Net loss	$(17,275)	$(3,871)
Adjustments to reconcile net loss to net
used by operating activities:
Expenses paid on behalf of the Company
by a related party	-	3,096
Changes in operating assets and liabilities
Accounts payable and accrued expenses	-	1,500

Net Cash Used in Operating Activities	(17,275)	725

INVESTING ACTIVITIES:	-	-

FINANCING ACTIVITIES:

Proceeds from the sale of common stock	20,500	-
Contributed capital	-	2,500

Net Cash Provided by Financing Activities	20,500	2,500

NET INCREASE (DECREASE) IN CASH	3,225	3,225
CASH AT BEGINNING OF PERIOD	-	-

NET CASH AT END OF PERIOD	$3,225	$3,225

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2010 and 2009

NOTE 6 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

	For the	For the
	Year Ended	Year Ended
	August 31,	August 31,
	2010	2010
	(original)	(restated)
OPERATING ACTIVITIES:
Net loss	$(30,785)	$(503,741)
Adjustments to reconcile net loss to net
used by operating activities:
Expenses paid on behalf of the Company
by a related party	-	43,889
Notes payable issued for services	-	325,000
Changes in operating assets and liabilities
Accounts payable and accrued expenses	13,471	9,056
Accrued interest	487	23,968
Accrued salaries	-	90,000

Net Cash Used in Operating Activities	(16,827)	(11,828)

INVESTING ACTIVITIES:	-	-

FINANCING ACTIVITIES:
Proceeds from related party payables	13,867	8,867

Net Cash Provided by Financing Activities	13,867	8,867

NET INCREASE (DECREASE) IN CASH	(2,960)	(2,961)
CASH AT BEGINNING OF PERIOD	3,225	3,225

NET CASH AT END OF PERIOD	$265	$264

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2010 and 2009

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to August 31, 2010, the Company received $81,270 of related party advances.  The Company issued $177,430 of notes payable that are unsecured, non-interest bearing, and due on demand.  The Company issued a $20,000 note payable that is unsecured, accrues interest at 12 percent per annum, and is due on demand.  The Company also issued a $500,000 note payable that is unsecured, accrues interest at 10 percent per annum, and is due on demand.

Subsequent to August 31, 2010, note holders converted $6,900 of notes payable to 15,000,000 shares of its common stock.  A related party also converted $30,000 of accrued compensation to 30,000,000 shares of the Company’s common stock.

Subsequent to August 31, 2010, the Company issued 10 shares of series A preferred stock to an officer of the company for services rendered.  These services were valued at $10,000, or $1,000 per share based on the value of the services rendered.  The Company issued 3,770,000 shares of series B preferred stock to various investors in conversion of common shares previously issued.  The Company issued 100,000 shares of series D preferred stock to a consultant for services rendered.  These services were valued at $4,000, or $0.04 per share based on the value of the services rendered.

Subsequent to August 31, 2010, the Company issued 288,600,000 shares of common stock to officers of the Company and consultants for services rendered.  These services were valued at $3,659,000, or an average of $0.01 per share based on the quoted market price of the shares on the date of issuance.

In accordance with ASC 855, management evaluated subsequent events through the date these financial statements were issued and the Company had no additional material subsequent events to report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On April 15, 2011 Board of Directors of the Company dismissed M&K CPAs PLLC as its registered independent public accounting firm.  On the same date the accounting firm of Sadler, Gibb & Associates, LLC was engaged as the Company’s new independent registered public accounting firm. The Board of Directors of the Company approved of the dismissal of M&K CPAs PLLC and the appointment of Sadler, Gibb & Associates, LLC as its independent auditor.

From the date of their appointment in August of 2009 through the date of  dismissal on April 15, 2011, there were no disagreements with M&K CPAs PLLC whether or not resolved, on any matter of accounting  principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to M&K CPAs PLLC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements. The audit report relating to the audit of Flameret, Inc.’s financial statements for the year ended August 31, 2010 and filed on December 14, 2010 indicated the auditors’ substantial doubt about the Company’s ability to continue as a going concern because, at those times, the Company had insufficient working capital.

(b) On April 15, 2011 the Company engaged Sadler, Gibb & Associates, LLC as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted Sadler, Gibb & Associates, LLC regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

The Registrant has provided M&K with a copy of this Current Report on Form 8-K before it was filed and requested that M&K furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of M&K’s letter dated April 19, 2011 is filed as Exhibit 16 to this Current Report on Form 8-K.

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

Michael O’Driscoll, Vice President, Finance

Mr. Michael O’Driscoll, age 58

Mr. O’Driscoll is the Financial Vice President of the company.  He was appointed in August 2009 and is reasonable for the financial matters of the company.  Mr. O’Driscoll works directly with the Chief Financial Offer Mr. Glover.  Mr. O’Driscoll resides in Vancouver, Canada. August 2009 to Present:  Vice President of Finance of Flameret, Inc.  Mr. O’Driscoll is reasonable for all financial matters in regard to the company. 1997 to August 2009, Mr. O’Driscoll was the Chief Financial Officer for Switch Pharma Pic a drug research company. Switch Pharma Pic specializing in alternative uses for established drugs. From 1996 to 1997, Mr. O’Driscoll was non-executive chairman of QV Foods Limited and AHWORTH Ltd.  The company is a food packer and processor in Lincolnshire, England. Mr. O’Driscoll was reasonable for setting up corporate procedures, and coordinated and assisted in development of strategic planning process to develop market opportunity. Additionally from 1994 through 1996 Mr. O’Driscoll worked for Key Finance Limited a computer finance company located in London, England.  Mr. O’Driscoll work in expanding contracts with UK finance houses. From 1978 to 1994, Mr. O’Driscoll worked for Merrydown PLC as Finance Director.  The company produced Cider and health foods.  From 1975 to 1978 he was employed by Deloitte Haskins & Sells as Joined Deloitte Haskins and Sells as articled clerk and left as audit senior.  Participated in and supervised audits of Inchcape, BICC, Associated Newspapers, Sothby's Bovis, M&G, Cable & Wireless, Slater Walker.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we believe that during 2009 our Directors and executive officers did not comply with all Section 16(a) filing requirements.  Specifically, Mr. Christopher Glover failed to file Form 3s with respect to the issuance of common shares for the year ended August 31, 2009, and Form 4s for the year ended August 31, 2010.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the years ended August 31, 2010 and 2009:

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

(2) On August 13, 2009 the Company sold 18,000,000 founder’s shares of restricted common stock. These shares were recorded as founders shares and, as such, are not considered compensation.

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

(1) On August 13, 2009 the Company sold 18,000,000 founder’s shares of restricted common stock. These shares were recorded as founders’ shares and, as such, are not considered compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on August 31, 2010, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after August 31, 2010 through the exercise of any option, warrant or other right.  The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o Flameret, Inc, 3280 Sunrise Highway Suite 51 Wantagh, NY 11793.

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

(2) Percentage of beneficial ownership is based upon 18,000,000 shares of Common Stock outstanding as of August 31, 2010. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of November 30, 2010, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Through August 31, 2010 and 2009, the Company has borrowed $55,852 and $3,096, respectively from related parties to fund continuing operations.  These notes accrue interest at eight percent per annum, are due on demand and are uncollateralized.  The Company has accrued interest of $4,468 as of August 31, 2010 related to the note payable due to officers of the Company.

On August 13, 2009, the Company issued 18,000,000 founder’s shares at the par value of $0.0001.  On August 13, 2009, the Company received $2,500 in capital contributed from the Company’s founder and CEO.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for August 31, 2010 and 2009.

	August 31,	August 31,
	2010	2009
Audit fees:	$7,000	$—
Audit-related fees:	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$7,000	$—

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

Date: June 2, 2011