Form 10-Q/A
period 2010-11-30
Flameret, Inc.
filed 2011-06-20
CIK 1472147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q-A

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

1810 E. Sahara Ave, Suite 1492, Las Vegas, NV 89104

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

Yes      . No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 361,195,000 shares of $0.0001 par value common stock, 10 shares of $0.0001 par value series A preferred stock, 3,770,000 shares of $0.0001 par value series B preferred stock, and 100,000 shares of $0.0001 par value series D preferred stock outstanding as of June 17, 2011.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLAMERET, INC.
(An Development Stage Company)
Balance Sheets

ASSETS
	November 30,	August 31.
	2010	2010
CURRENT ASSETS	(Unaudited)	(Restated)

Cash	$174	$264

TOTAL ASSETS	$174	$264

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$12,488	$10,556
Accrued interest	29,960	23,968
Accrued salaries	114,932	90,000
Notes payable - related parties	229,963	55,852
Notes payable - non-related parties	149,400	325,000

Total Current Liabilities	536,743	505,376

Total Liabilities	536,743	505,376

STOCKHOLDERS' EQUITY (DEFICIT)

Series A Preferred Stock, $0.0001 par value,
1,000,000 shares authorized, 10 shares
issued and outstanding	1	-
Series B Preferred Stock, $0.0001 par value,
10,000,000 shares authorized, -0- shares
issued and outstanding	-	-
Series C Preferred Stock, $0.0001 par value,
10,000,000 shares authorized, -0- shares
issued and outstanding	-	-
Series D Preferred Stock, $0.0001 par value,
30,000,000 shares authorized, -0- shares
issued and outstanding	-	-
Common stock, $0.0001 par value, 1,800,000,000 shares
authorized, 53,595,000 and 18,000,000 shares
issued and outstanding	5,359	1,800
Additional paid-in capital	547,140	700
Deficit accumulated during the development stage	(1,089,069)	(507,612)

Total Stockholders' Equity (Deficit)	(536,569)	(505,112)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$174	$264

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(An Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on August 13,
	For the Three Months Ended		2009 Through
	November 30,		November 30,
	2010	2009	2010
	(Restated)	(Restated)	(Restated)

REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

General and administrative expenses	27,133	1,176	78,000
Professional fees	11,932	2,950	444,709

Total Operating Expenses	39,065	4,126	522,709

LOSS FROM OPERATIONS	(39,065)	(4,126)	(522,709)

OTHER EXPENSES

Loss on settlement of debt	(536,400)	-	(536,400)
Interest expense	(5,992)	(24)	(29,960)

Total Other Expenses	(542,392)	(24)	(566,360)

LOSS BEFORE INCOME TAXES	(581,457)	(4,150)	(1,089,069)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(581,457)	$(4,150)	$(1,089,069)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	26,703,297	18,000,000

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(An Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Restated)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at inception on August 13, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued to founder
at $0.00001 per share	-	-	18,000,000	1,800	(1,800)	-	-

Contributed capital	-	-	-	-	2,500	-	2,500

Net loss for the year ended
August 31, 2009	-	-	-	-	-	(3,871)	(3,871)

Balance, August 31, 2009	-	-	18,000,000	1,800	700	(3,871)	(1,371)

Net loss for the year ended
August 31, 2010	-	-	-	-	-	(503,741)	(503,741)

Balance, August 31, 2010	-	-	18,000,000	1,800	700	(507,612)	(505,112)

Common stock issued in conversion of debt on November 9, 2010 at $0.015 per share (unaudited)	-	-	36,000,000	3,600	536,400	-	540,000

Series A preferred stock issued for services on November 10, 2010 at $1,000 per share (unaudited)	10	1	-	-	9,999	-	10,000

Cancellation of founders' shares on
November 30, 2010 (unaudited)	-	-	(405,000)	(41)	41	-	-

Net loss for the three months ended November 30, 2010 (unaudited)	-	-	-	-	-	(581,457)	(581,457)

Balance, November 30, 2010 (unaudited)	10	$1	53,595,000	$5,359	$547,140	$(1,089,069)	$(536,569)

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(An Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on August 13,
	For the Three Months Ended		2009 Through
	November 30,		November 30,
	2010	2009	2010
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(581,457)	$(4,150)	$(1,089,069)
Adjustments to reconcile net loss to net
used by operating activities:
Loss on settlement of debt	536,400	-	536,400
Series A preferred stock issued for services	10,000	-	10,000
Expenses paid on behalf of the Company
by a related party	2,111	-	49,096
Notes payable issued for services	-	-	325,000
Changes in operating assets and liabilities
Accounts payable	1,932	-	12,488
Accrued interest	5,992	24	29,960
Accrued salaries	24,932	-	114,932

Net Cash Used in Operating Activities	(90)	(4,126)	(11,193)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of common stock	-	-	2,500
Proceeds from related party payables	-	1,500	8,867

Net Cash Provided by Financing Activities	-	1,500	11,367

NET INCREASE (DECREASE) IN CASH	(90)	(2,626)	174
CASH AT BEGINNING OF PERIOD	264	3,225	-

NET CASH AT END OF PERIOD	$174	$599	$174

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued in conversion of debt	$3,600	$-	$3,600

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

November 30, 2010 and August 31, 2010

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2010 audited financial statements.  The results of operations for the periods ended November 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has had no revenues, generated a net loss from operations of $581,457 during the three months ended November 30, 2010 and has generated an accumulated deficit during the development stage of approximately $1,089,069 as of November 30, 2010.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification of Financial Statement Accounts

Certain amounts in the November 30, 2009 financial statements have been reclassified to conform to the presentation in the November 30, 2010 financial statements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

November 30, 2010 and August 31, 2010

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2010, the Company received $2,111 in additional loans from the CEO and other related parties to fund operations and made repayments of $-0-.  Related party payables as of November 30, 2010 total $57,963. The portion of loans owed the Company’s CEO total $57,963, is unsecured, bears interest at 8% and is due on demand.

The Company also owes $172,000 for notes payable to related parties as of November 30, 2010. The notes payable accrue interest at 6% per annum, are unsecured and due upon demand.

As of November 30, 2010, the Company owes accrued salaries to officers and employees of $114,932.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

On October 26, 2010, the board of directors voted to approve the re-domiciling from Nevada to Wyoming, and cancel the authorized shares of series A preferred stock of ten million (10,000,000), authorize two hundred million shares of preferred stock comprised of the following share denominations: one million (1,000,000) shares of series A preferred stock, ten million (10,000,000) shares of series B preferred stock, ten million (10,000,000) series C preferred stock, and thirty million (30,000,000) shares of series D preferred stock. The par value of all shares was changed from $0.00001 per share to $0.0001 per share.

On November 10, 2010, the Company issued 10 shares of series A preferred stock for services at $1,000 per share.

Common Stock

On October 26, 2010, the board of directors voted to approve the re-domiciling from Nevada to Wyoming, and an increase in the authorized shares of common stock from ninety million (90,000,000) to one billion eight hundred million (1,800,000,000).  The par value of all shares was changed from $0.00001 per share to $0.0001 per share. Stockholders’ equity and common stock activity for all periods presented have been restated to give retroactive recognition to the changes in authorized shares and par values. In addition, all references in the financial statements, to weighted average number of shares, per share amounts, and market prices of the Company’s common stock have been restated with respect to the aforementioned amendments. The State of Wyoming certified the Incorporation in Wyoming on November 29, 2010.

On August 13, 2009, the Company issued 18,000,000 founder’s shares at the value of $-0-.  Also on August 13, 2009, the Company received $2,500 in capital contributed from the Company’s founder and CEO.

On November 9, 2010, the Company issued 36,000,000 shares of common stock in partial settlement of debt on previously executed convertible notes payable.  The shares of stock issued were recorded at $540,000, or $0.015 per share based on the quoted market price of the shares on the date of issuance, and the amount of debt that was forgiven was equal to $3,600.  As such, the Company recorded a loss on settlement of debt in connection with the transaction of $536,400.

On November 30, 2010, the Company cancelled 405,000 shares of common stock erroneously issued as founders’ shares.

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

November 30, 2010 and August 31, 2010

(Unaudited)

NOTE 6 – RESTATED FINANCIAL STATEMENTS

During the six months ended February 28, 2011, the Company discovered unrecorded liabilities and related expenses. The Company has restated its financial statements from inception through November 30, 2010 to reflect the liabilities and expenses.  Summarized financial statements reflecting the restatements are as follows:

FLAMERET, INC.
(An Development Stage Company)
Balance Sheets

ASSETS

	November 30,	November 30,
	2010	2010
CURRENT ASSETS	(Original)	(Restated)

Cash	$174	$174

TOTAL ASSETS	$174	$174

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$15,403	$12,488
Accrued interest	764	29,960
Accrued salaries	-	114,932
Notes payable - related parties	13,867	229,963
Notes payable - non-related parties	-	149,400

Total Current Liabilities	30,034	536,743

Total Liabilities	30,034	536,743

STOCKHOLDERS' EQUITY (DEFICIT)

Series A Preferred Stock, $0.0001 par value,
1,000,000 shares authorized, -0- shares
issued and outstanding	-	1
issued and outstanding	2	5,359
Additional paid-in capital	144,498	547,140
Stock subscription payable	1,342,000	-
Deficit accumulated during the development stage	(1,516,360)	(1,089,069)

Total Stockholders' Equity (Deficit)	(29,860)	(536,569)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$174	$174

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

November 30, 2010 and August 31, 2010

(Unaudited)

NOTE 6 – RESTATED FINANCIAL STATEMENTS (Continued)

FLAMERET, INC.
(An Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended
	November 30,
	2010	2010
	(Original)	(Restated)

REVENUE	$-	$-
COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES

General and administrative expenses	1,466,523	27,133
Professional fees	1,500	11,932

Total Operating Expenses	1,468,023	39,065

LOSS FROM OPERATIONS	(1,468,023)	(39,065)

OTHER EXPENSES

Loss on settlement of debt	-	(536,400)
Interest expense	(277)	(5,992)

Total Other Expenses	(277)	(542,392)

LOSS BEFORE INCOME TAXES	(1,468,300)	(581,457)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,468,300)	$(581,457)

BASIC AND DILUTED LOSS PER SHARE	$(7.78)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	188,792	26,703,297

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

November 30, 2010 and August 31, 2010

(Unaudited)

NOTE 6 – RESTATED FINANCIAL STATEMENTS (Continued)

FLAMERET, INC.
(An Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended
	November 30,
	2009	2009
	(Original)	(Restated)

REVENUE	$-	$-
COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES

General and administrative expenses	1,176	1,176
Professional fees	2,950	2,950

Total Operating Expenses	4,126	4,126

LOSS FROM OPERATIONS	(4,126)	(4,126)

OTHER EXPENSES

Interest expense	(24)	(24)

Total Other Expenses	(24)	(24)

LOSS BEFORE INCOME TAXES	(4,150)	(4,150)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,150)	$(4,150)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	18,000,000	18,000,000

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

November 30, 2010 and August 31, 2010

(Unaudited)

NOTE 6 – RESTATED FINANCIAL STATEMENTS (Continued)

FLAMERET, INC.
(An Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	November 30,
	2010	2010
	(Original)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,468,300)	$(581,457)
Adjustments to reconcile net loss to net
used by operating activities:
Loss on settlement of debt	-	536,400
Common stock issued for services	1,466,000	-
Series A preferred stock issued for services	-	10,000
Expenses paid on behalf of the Company
by a related party	-	2,111
Changes in operating assets and liabilities
Accounts payable	1,932	1,932
Accrued interest	277	5,992
Accrued salaries	-	24,932

Net Cash Used in Operating Activities	(91)	(90)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(91)	(90)
CASH AT BEGINNING OF PERIOD	265	264

NET CASH AT END OF PERIOD	$174	$174

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:	$-	$-

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

November 30, 2010 and August 31, 2010

(Unaudited)

NOTE 6 – RESTATED FINANCIAL STATEMENTS (Continued)

FLAMERET, INC.
(An Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	November 30,
	2009	2009
	(Original)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,150)	$(4,150)
Adjustments to reconcile net loss to net
used by operating activities:
Common stock issued for services	-	-
Expenses paid on behalf of the Company
by a related party	-	-
Notes payable issued for services	-	-
Changes in operating assets and liabilities
Accounts payable	-	-
Accrued interest	24	24
Accrued salaries	-	-

Net Cash Used in Operating Activities	(4,126)	(4,126)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of common stock	-	-
Proceeds from related party payables	1,500	1,500

Net Cash Provided by Financing Activities	1,500	1,500

NET INCREASE (DECREASE) IN CASH	(2,626)	(2,626)
CASH AT BEGINNING OF PERIOD	3,225	3,225

NET CASH AT END OF PERIOD	$599	$599

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:	$-	$-

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

November 30, 2010 and August 31, 2010

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to November 30, 2010, the Company received $73,712 of related party advances.  The Company issued $177,430 of notes payable that are unsecured, non-interest bearing, and due on demand.  The Company issued a $20,000 note payable that is unsecured, accrues interest at 12 percent per annum, and is due on demand.  The Company also issued a $500,000 note payable that is unsecured, accrues interest at 10 percent per annum, and is due on demand.

On December 23, 2010, the Company issued 100,000 shares of common stock for services at $0.04 per share.

On December 23, 2010, the Company issued 100,000 shares of series D preferred stock for services at $2.50 per share.  The shares of series D preferred stock are convertible into 6,250,000 shares of common stock.

On January 20, 2011, the Company issued 250,000,000 shares of common stock as management compensation at $0.01 per share for services rendered to the Company.

On January 20, 2011, note holders converted $900 of notes payable to 9,000,000 shares of its common stock at $0.0001 per share.  The Company will record a loss on the settlement of debt of $89,100 upon the conversion of the debt.

On January 25, 2011, the Company issued 3,770,000 shares of series B preferred stock for services at $0.01 per share.  The shares of series B preferred stock are convertible into 5,655,000 shares common stock.

On January 27, 2011, the Company issued 38,500,000 shares of common stock for services at $0.03 per share.

On March 14, 2011, the Company issued 2,000,000 shares of common stock for services at $0.01 per share.

On April 15, 2011, the Company issued 8,000,000 shares of common stock for services at $0.002 per share.

In accordance with ASC 855, management evaluated subsequent events through the date these financial statements were issued and the Company had no additional material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are filing this amended Form 10Q to reflect various expenses inadvertently overlooked in our original filings and discovered as a result of the reaudit of our financial statements for the year ended August 31, 2010.

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

We had a net loss of $581,457 and $4,150 for the three months ended November 30, 2010 and November 30, 2009, respectively.  Our accumulated deficit as of November 30, 2010 was $1,089,069.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended November 30, 2010

Revenues and Cost of Sales

We realized our first revenues during the three months ended February 28, 2011. We had no revenues or cost of sales as of November 30, 2010.

General and administrative expenses

Total general and administrative expenses for the three months ended November 30, 2010 and November 30, 2009 were $27,133 and $1,176, respectively.  The increase in our general and administrative expenses was due to our sales efforts.

Professional fees

Professional fees for the three months ended November 30, 2010 and November 30, 2009 were $11,932 and $2,950, respectively.

Loss on settlement of debt

During the three months ended November 30, 2011 we issued 36,000,000 shares of common stock for $3,600 of debt. Accordingly, we recognized a loss of $536,400 for the difference between the value of the shares and the amount of debt converted.

Net loss

The net operating loss for the three months ended November 30, 2010 and November 30, 2009 was $581,457 and $4,150, respectively.  Our net operating loss consisted primarily of consulting fees, professional fees and stocks services expense incurred by the entity in anticipation of developing our flame retardant products.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of November 30, 2010, we had a working capital deficit of $536,569.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  We used $90 of cash in our operating activities during the three months ending November 30, 2010.

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

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $1,089,069 and a working capital deficit of $536,569 at November 30, 2010, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE. IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE DEVELOPMENT STAGE OPERATIONS. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

We have incurred recurring net losses from operations resulting in an accumulated deficit of $1,089,069 and a working capital deficit of $536,569 as of November 30, 2010 .  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  At November 30, 2010, our cash on hand was $174. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

OUR CURRENT BUSINESS DEVELOPMENT STAGE OPERATIONS RELY HEAVILY UPON OUR KEY EMPLOYEE AND FOUNDER, MR. CHRISTOPHER GLOVER.

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

WE HAVE A SHORT DEVELOPMENT STAGE OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY A YOUNG COMPANY.

 We have a short development stage operating history from August 13, 2009 to present for investors to evaluate the potential of our business development. We are continuing to build our customer base and our brand name. We do not have any customers at this time.  In addition, we also face many of the risks and difficulties inherent in introducing new products and services. These risks include the ability to:

•

Increase awareness of our brand name;

•

Develop an effective business plan;

•

Meet customer standards;

•

Implement advertising and marketing plan;

•

Attain customer loyalty;

•

Maintain current strategic relationships and develop new strategic relationships;

•

Respond effectively to competitive pressures;

•

Continue to develop and upgrade our service; and

•

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

 In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 2,000,000,000 shares of capital stock consisting of 1,800,000,000 shares of common stock, par value $0.0001 per share, 1,000,000 shares of Series A preferred stock, par value $0.0001 per share, 10,000,000 shares of Series B preferred stock, par value $0.0001 per share, 10,000,000 shares of Series C preferred stock, par value $0.0001 per share, and 30,000,000 shares of Series D preferred stock, par value $0.0001 per share.

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

Date: June 17, 2011