Form 10-Q
period 2011-02-28
Flameret, Inc.
filed 2011-06-28
CIK 1472147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

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

Yes      . No   X  .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 362,790,000 shares of $0.0001 par value common stock, 10 shares of $0.0001 par value series A preferred stock, 3,770,000 shares of $0.0001 par value series B preferred stock, and 100,000 shares of $0.0001 par value series D preferred stock outstanding as of June 21, 2011.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLAMERET, INC.
(An Development Stage Company)
Balance Sheets
ASSETS
	February 28, 2011	August 31, 2010
CURRENT ASSETS	(Unaudited)	(Restated)

Cash	$14,492	$264
Accounts receivable, net	4,290	-

Total Current Assets	18,782	264

TOTAL ASSETS	$18,782	$264

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$5,368	$10,556
Accrued interest	42,354	23,968
Accrued salaries	139,589	90,000
Notes payable - related parties	883,750	230,852
Notes payable - non-related parties	168,500	150,000

Total Current Liabilities	1,239,561	505,376

Total Liabilities	1,239,561	505,376
STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $0.0001 par value,
1,000,000 shares authorized, 10 and -0- shares
issued and outstanding, respectively	1	-
Series B Preferred Stock, $0.0001 par value,
10,000,000 shares authorized, 2,175,000 and -0- shares
issued and outstanding, respectively	218	-
Series C Preferred Stock, $0.0001 par value,
10,000,000 shares authorized, -0- shares
issued and outstanding	-	-
Series D Preferred Stock, $0.0001 par value,
30,000,000 shares authorized, 100,000 and -0- shares
issued and outstanding, respectively	10	-
Common stock, $0.0001 par value, 1,800,000,000 shares
authorized, 352,790,000 and 18,000,000 shares
issued and outstanding	35,279	1,800
Additional paid-in capital	4,365,059	700
Deficit accumulated during the development stage	(5,621,346)	(507,612)

Total Stockholders' Equity (Deficit)	(1,220,779)	(505,112)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$18,782	$264

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(An Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on August 13,
	For the Three Months Ended		For the Six Months Ended		2009 Through
	February 28,		February 28,		February 28,
	2011	2010	2011	2010	2011
		(Restated)		(Restated)

REVENUE	$4,290	$-	$4,290	$-	$4,290
COST OF SALES	880	-	880	-	880

GROSS PROFIT	3,410	-	3,410	-	3,410

OPERATING EXPENSES

General and administrative expenses	34,325	12,901	61,458	14,077	112,325
Professional fees	3,897,740	5,050	3,909,672	8,000	4,342,449

Total Operating Expenses	3,932,065	17,951	3,971,130	22,077	4,454,774

LOSS FROM OPERATIONS	(3,928,655)	(17,951)	(3,967,720)	(22,077)	(4,451,364)

OTHER EXPENSES

Loss on conversion of liability	(91,228)	-	(627,628)	-	(627,628)
Loss on impairment of asset	(500,000)	-	(500,000)	-	(500,000)
Interest expense	(12,394)	(12,434)	(18,386)	(12,458)	(42,354)

Total Other Expenses	(603,622)	(12,434)	(1,146,014)	(12,458)	(1,169,982)

LOSS BEFORE INCOME TAXES	(4,532,277)	(30,385)	(5,113,734)	(34,535)	(5,621,346)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(4,532,277)	$(30,385)	$(5,113,734)	$(34,535)	$(5,621,346)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.00)	$(0.05)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	183,090,833	18,000,000	105,043,167	18,000,000

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(An Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Restated)

						Deficit
						Accumulated
					Paid-in	During the
	Preferred Stock		Common Stock		Amount	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at inception on August 13, 2009	-	$-	-	$-	$-	$-	$-
Common stock issued to founder
at $0.00001 per share	-	-	18,000,000	1,800	(1,800)	-	-
Contributed capital	-	-	-	-	2,500	-	2,500
Net loss for the year ended
August 31, 2009	-	-	-	-	-	(3,871)	(3,871)
Balance, August 31, 2009	-	-	18,000,000	1,800	700	(3,871)	(1,371)
Net loss for the year ended
August 31, 2010	-	-	-	-	-	(503,741)	(503,741)
Balance, August 31, 2010	-	-	18,000,000	1,800	700	(507,612)	(505,112)
of debt on November 9, 2010 at
$0.015 per share (unaudited)	-	-	36,000,000	3,600	536,400	-	540,000
Series A preferred stock issued for
services on November 10, 2010 at
$1,000 per share (unaudited)	10	1	-	-	9,999	-	10,000
Cancellation of founders' shares on
November 30, 2010 (unaudited)	-	-	(405,000)	(41)	41	-	-
Common stock issued for services
on December 23, 2010 at $0.04
per share (unaudited)	-	-	100,000	10	3,990	-	4,000
Series D preferred stock issued for
services on December 23, 2010
at $2.50 per share (unaudited)	100,000	10	-	-	249,990	-	250,000
Common stock issued as management
compensation on January 20, 2011
at $0.01 per share (unaudited)	-	-	250,000,000	25,000	2,475,000	-	2,500,000
Common stock issued for conversion
of debt on January 20, 2011 at
$0.0001 per share (unaudited)	-	-	9,000,000	900	89,100	-	90,000
Series B preferred stock issued for
conversion of debt on January 25,
2011 at $0.01 per share (unaudited)	1,775,000	178	-	-	20,497	-	20,675
Series B preferred stock issued for
services on January 25, 2011 at
$0.01 per share (unaudited)	400,000	40	-	-	5,699	-	5,739
Common stock issued for conversion
of debt on January 25, 2011 at
$0.01 per share (unaudited)	-	-	1,595,000	160	14,993	-	15,153
Common stock issued for services
on January 27, 2011 at
$0.03 per share (unaudited)	-	-	38,500,000	3,850	958,650	-	962,500
Net loss for the six months ended
February 28, 2011 (unaudited)	-	-	-	-	-	(5,113,734)	(5,113,734)
Balance, February 28, 2011 (unaudited)	2,275,010	$229	352,790,000	$35,279	$4,365,059	$(5,621,346)	$(1,220,779)

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(An Development Stage Company)
Statements of Cash Flows
			From Inception
			on August 13,
	For the Six Months Ended		2009 Through
	February 28,		February 28,
	2011	2010	2011
	(Unaudited)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,113,734)	$(30,385)	$(5,621,346)
Adjustments to reconcile net loss to net
used by operating activities:
Loss on settlement of debt	612,475	-	612,475
Preferred stock issued for services	265,739	-	265,739
Common stock issued for services	3,481,653	-	3,481,653
Impairment of assets	500,000	-	500,000
Expenses paid on behalf of the Company
by a related party	122,068	-	169,053
Notes payable issued for services	53,700	-	378,700
Changes in operating assets and liabilities
Accounts receivable	(4,290)	-	(4,290)
Accounts payable	(5,188)	2,050	5,368
Accrued interest	18,386	12,458	42,354
Accrued salaries	49,589	-	139,589
Net Cash Used in Operating Activities	(19,602)	(15,877)	(30,705)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	-	2,500
Proceeds from related party payables	33,830	13,185	42,697

Net Cash Provided by Financing Activities	33,830	13,185	45,197

NET INCREASE (DECREASE) IN CASH	14,228	(2,692)	14,492
CASH AT BEGINNING OF PERIOD	264	3,225	-

NET CASH AT END OF PERIOD	$14,492	$533	$14,492

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Note payable issued for purchase of assets	$500,000	$-	$500,000
Preferred stock issued in conversion of debt	$17,750	$-	$17,750
Common stock issued in conversion of debt	$20,450	$-	$20,450

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

February 28, 2011 and August 31, 2010

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2010 audited financial statements.  The results of operations for the periods ended February 28, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Reclassification of Financial Statement Accounts

Certain amounts in the February 28, 2010 financial statements have been reclassified to conform to the presentation in the February 28, 2011 financial statements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

February 28, 2011 and August 31, 2010

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2011, the Company received $33,830 in additional cash loans from various related parties, and had $122,068 in expenses paid on their behalf by related parties. The Company also incurred a new loan to a related party in the amount of $500,000 to acquire certain intangible assets. Total related party payables as of February 28, 2011 were $883,750.  Of this total, $59,152 accrues interest at eight percent (8%) and is due on demand, $172,000 accrues interest at six percent (6%) and is due on demand, and $152,598 is non-interest bearing and due on demand.  The Company’s $500,000 note bears interest at ten percent (10%) per annum and is also due on demand.

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

On November 10, 2010, the Company issued 10 shares of series A preferred stock for services at $1,000 per share, for an aggregate value of $10,000.

On December 23, 2010, the Company issued 100,000 shares of series D preferred stock for services at $2.50 per share, for an aggregate value of $250,000.

On January 25, 2011, the Company issued 1,775,000 shares of series B preferred stock for services at $0.01 per share, for an aggregate value of $20,675.

On January 25, 2011, the Company issued 400,000 shares of series B preferred stock for conversion of debt at $0.01 per share, for an aggregate value of $5,739.

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

On August 13, 2009, the Company issued 18,000,000 founder’s shares at a value of $-0-.  Also on August 13, 2009, the Company received $2,500 in capital contributed from the Company’s founder and CEO.

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

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

February 28, 2011 and August 31, 2010

(Unaudited)

On November 30, 2010, the Company cancelled 405,000 shares of common stock erroneously issued as founders’ shares.

On December 23, 2011, the Company issued 100,000 shares of common stock for services at $0.04 per share, for total proceeds of $4,000.

On January 20, 2011, the Company issued 250,000,000 shares of common stock for services at $0.01 per share, for an aggregate total of $2,500,000.

On January 20, 2011, the Company issued 9,000,000 shares of common stock in partial settlement of debt on previously executed convertible notes payable.  The shares of stock issued were recorded at $90,000, or $0.01 per share based on the quoted market price of the shares on the date of issuance, and the amount of debt that was forgiven was equal to $900.  As such, the Company recorded a loss on settlement of debt in connection with the transaction of $89,100.

On January 25, 2011 the Company issued 1,595,000 shares of common stock for the conversion of debt.  These shares were valued at $0.01 per share, for an aggregate value of $15,152.

On January 27, 2011, the Company issued 38,500,000 shares of common stock for services at $0.03 per share, for an aggregate total of $962,500.

NOTE 6 – RESTATED FINANCIAL STATEMENTS

During the six months ended February 28, 2011, the Company discovered unrecorded liabilities and related expenses. The Company has restated its financial statements from inception through November 30, 2010 to reflect the liabilities and expenses.  Summarized financial statements reflecting the restatements are as follows:

FLAMERET, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2010	2010	2010	2010
	(Original)	(Restated)	(Original)	(Restated)

REVENUE	$-	$-	$-	$-
COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES

General and administrative expenses	66	12,901	1,242	14,077
Professional fees	5,050	5,050	8,000	8,000

Total Operating Expenses	5,116	17,951	9,242	22,077

LOSS FROM OPERATIONS	(5,116)	(17,951)	(9,242)	(22,077)

OTHER EXPENSES

Interest expense	(59)	(12,434)	(83)	(12,458)

Total Other Expenses	(59)	(12,434)	(83)	(12,458)

LOSS BEFORE INCOME TAXES	(5,175)	(30,385)	(9,325)	(34,535)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(5,175)	$(30,385)	$(9,325)	$(34,535)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	February 28,
	2010	2010
	(Original)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(9,325)	$(30,385)
Adjustments to reconcile net loss to net
used by operating activities:
Notes payable issued for services	-	-
Changes in operating assets and liabilities
Accounts payable	2,050	2,050
Accrued interest	83	12,458

Net Cash Used in Operating Activities	(7,192)	(15,877)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party payables	4,500	13,185

Net Cash Provided by Financing Activities	4,500	13,185

NET INCREASE (DECREASE) IN CASH	(2,692)	(2,692)
CASH AT BEGINNING OF PERIOD	3,225	3,225

NET CASH AT END OF PERIOD	$533	$533

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Note payable issued for purchase of assets	$-	$-
Common stock issued in conversion of debt	$-	$-

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

February 28, 2011 and August 31, 2010

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

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

We had a net loss of $5,113,734 and $34,535 for the six months ended February 28, 2011 and February 28, 2010, respectively.  Our accumulated deficit as of February28, 2011 was $5,621,346.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended February 28, 2011

Revenues and Cost of Sales

We realized our first revenues of $4,290 during the three months ended February 28, 2011 with cost of sales of $880. We had no revenues or cost of sales as of February 28,  2010.

General and administrative expenses

Total general and administrative expenses for the three months ended February 28, 2011 and February 28, 2010 were $34,325 and $12,901, respectively.  The increase in our general and administrative expenses was due to our sales efforts.

Professional fees

Professional fees for the three months ended February 28, 2011 and February 28, 2010 were $3,897,740 and $5,050, respectively.   The increase in professional fees was the result of shares of common and preferred stock issued to our new management and other consultants as we commenced our new business operations valued at $3,737,392.

Loss on settlement of debt

During the three months ended February 28, 2011 we issued 9,000,000 shares of common stock for $900 of debt. Accordingly, we recognized a loss of $89,100 for the difference between the value of the shares and the amount of debt converted.

Net loss

The net operating loss for the six months ended February 28, 2011 and February 28, 2011 was $4,532,277 and $30,385, respectively.  Our net operating loss consisted primarily of consulting fees, professional fees and stocks services expense incurred by the entity in anticipation of developing our flame retardant products.

Results of Operations for the Six Months Ended February 28, 2011

Revenues and Cost of Sales

We realized our first revenues of $4,290 during the six months ended February 28, 2011 with cost of sales of $880. We had no revenues or cost of sales as of February 28, 2010.

General and administrative expenses

Total general and administrative expenses for the six months ended February 28, 2011 and February 28, 2010 were $61,458 and $14,077, respectively.  The increase in our general and administrative expenses was due to our sales efforts.

Professional fees

Professional fees for the six months ended February 28, 2011 and February 28, 2010 were $3,909,672 and $8,000, respectively. The increase in professional fees was the result of shares of common and preferred stock issued to our new management and other consultants as we commenced our new business operations valued at $3,747,392.

Loss on settlement of debt

During the six months ended February 28, 2011, we issued 1,775,000 shares of series B preferred stock and 45,000,000 shares of common stock in extinguishment of $38,200 of debt.  Accordingly, we recognized a loss of $627,628 for the difference between the value of the shares and the amount of debt extinguished.

Net loss

The net operating loss for the six months ended February 28, 2011 and February 28, 2011 was $5,113,734 and $34,535, respectively.  Our net operating loss consisted primarily of consulting fees, professional fees and stocks services expense incurred by the entity in anticipation of developing our flame retardant products.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of February 28, 2011, we had a working capital deficit of $1,220,779.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  We used $19,602 of cash in our operating activities during the six months ending February 28, 2011. We received $33,830 of cash as a loan from a related party during those six months to fund our operations.

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

As of February 28, 2011, our cash balance was $14,492. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $5,621,346 and a working capital deficit of $1,220,779 at February 28, 2011, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of February 28, 2011, we had no employees, other than our non-paid CEO, Christopher Glover.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

We have incurred recurring net losses from operations resulting in an accumulated deficit of $5,294,146 and a working capital deficit of $688,923 as of February 28, 2011 .  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  At February 28, 2011, our cash on hand was $14,492. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

Date: June 27, 2011