Form 10-Q
period 2011-05-31
Flameret, Inc.
filed 2011-07-13
CIK 1472147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 363,290,000 shares of $0.0001 par value common stock, 10 shares of $0.0001 par value series A preferred stock, 2,175,000 shares of $0.0001 par value series B preferred stock, 100,000 shares of $0.0001 par value series D preferred stock, and 500,000 shares if $0.0001 par value series F preferred stock outstanding as of July 12, 2011.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLAMERET, INC.
(An Development Stage Company)
Balance Sheets

ASSETS
	May 31,	August 31.
	2011	2010
CURRENT ASSETS	(Unaudited)	(Restated)

Cash	$616	$264
Accounts receivable, net	4,290	-

Total Current Assets	4,906	264

TOTAL ASSETS	$4,906	$264

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,880	$10,556
Accrued interest	61,551	23,968
Accrued salaries	164,795	90,000
Notes payable - related parties	925,397	230,852
Notes payable - non-related parties	168,500	150,000

Total Current Liabilities	1,323,123	505,376

Total Liabilities	1,323,123	505,376

STOCKHOLDERS' EQUITY (DEFICIT)

Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized,
10 and -0- shares issued and outstanding, respectively	1	-
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
2,175,000 and -0- shares issued and outstanding, respectively	218	-
Series C Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Series D Preferred Stock, $0.0001 par value, 30,000,000 shares authorized,
100,000 and -0- shares issued and outstanding, respectively	10	-
Series E Preferred Stock, $0.0001 par value, 30,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Series F Preferred Stock, $0.0001 par value, 30,000,000 shares authorized,
500,000 and -0- shares issued and outstanding, respectively	50	-
Common stock, $0.0001 par value, 1,800,000,000 shares authorized,
363,290,000 and 18,000,000 shares issued and outstanding	36,329	1,800
Additional paid-in capital	4,404,959	700
Deficit accumulated during the development stage	(5,759,784)	(507,612)

Total Stockholders' Equity (Deficit)	(1,318,217)	(505,112)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,906	$264

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(An Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on August 13,
	For the Three Months Ended		For the Nine Months Ended		2009 Through
	May 31,		May 31,		May 31,
	2011	2010	2011	2010	2011
		(Restated)		(Restated)

REVENUE	$-	$-	$4,290	$-	$4,290
COST OF SALES	-	-	880	-	880

GROSS PROFIT	-	-	3,410	-	3,410

OPERATING EXPENSES

General and administrative expenses	90,637	26,270	152,094	43,159	202,961
Professional fees	28,605	2,950	3,938,277	335,950	4,371,054

Total Operating Expenses	119,242	29,220	4,090,371	379,109	4,574,015

LOSS FROM OPERATIONS	(119,242)	(29,220)	(4,086,961)	(379,109)	(4,570,605)

OTHER EXPENSES

Loss on conversion of liability	-	-	(627,628)	-	(627,628)
Loss on impairment of asset	-	-	(500,000)	-	(500,000)
Interest expense	(19,197)	(4,354)	(37,583)	(19,520)	(61,551)

Total Other Expenses	(19,197)	(4,354)	(1,165,211)	(19,520)	(1,189,179)

LOSS BEFORE INCOME TAXES	(138,439)	(33,574)	(5,252,172)	(398,629)	(5,759,784)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(138,439)	$(33,574)	$(5,252,172)	$(398,629)	$(5,759,784)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	358,686,739	18,000,000	190,834,375	18,000,000

FLAMERET, INC.
(An Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Restated)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at inception on August 13, 2009	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued to founder at $0.00001 per share	-	-	18,000,000	1,800	(1,800)	-	-
Contributed capital	-	-	-	-	2,500	-	2,500
Net loss for the year ended August 31, 2009	-	-	-	-	-	(3,871)	(3,871)
Balance, August 31, 2009	-	-	18,000,000	1,800	700	(3,871)	(1,371)
Net loss for the year ended August 31, 2010	-	-	-	-	-	(503,741)	(503,741)
Balance, August 31, 2010	-	-	18,000,000	1,800	700	(507,612)	(505,112)
Common stock issued in conversion of debt on November 9, 2010 at $0.015 per share (unaudited)	-	-	36,000,000	3,600	536,400	-	540,000
Series A preferred stock issued for services on November 10, 2010 at $1,000 per share (unaudited)	10	1	-	-	9,999	-	10,000
Cancellation of founders' shares on November 30, 2010 (unaudited)	-	-	(405,000)	(41)	41	-	-
Common stock issued for services on December 23, 2010 at $0.04per share (unaudited)	-	-	100,000	10	3,990	-	4,000
Series D preferred stock issued for services on December 23, 2010at $2.50 per share (unaudited)	100,000	10	-	-	249,990	-	250,000
Common stock issued as management compensation on January 20, 2011at $0.01 per share (unaudited)	-	-	250,000,000	25,000	2,475,000	-	2,500,000
Common stock issued for conversion of debt on January 20, 2011 at $0.01 per share (unaudited)	-	-	9,000,000	900	89,100	-	90,000
Series B preferred stock issued for conversion of debt on January 25, 2011 at $0.01 per share (unaudited)	1,775,000	178	-	-	20,497	-	20,675
Series B preferred stock issued for services on January 25, 2011 at $0.01 per share (unaudited)	400,000	40	-	-	5,698	-	5,738
Common stock issued for conversion of debt on January 25, 2011 at $0.01 per share (unaudited)	-	-	1,595,000	160	14,994	-	15,154
Common stock issued for services on January 27, 2011 at $0.03 per share (unaudited)	-	-	38,500,000	3,850	958,650	-	962,500
Common stock issued for services on March 14, 2011 at $0.01 per share (unaudited)	-	-	2,000,000	200	19,800	-	20,000
Common stock issued for services on April 15, 2011 at $0.002 per share (unaudited)	-	-	8,000,000	800	15,200	-	16,000
Common stock issued for cash on May 15, 2011 at $0.001 per share (unaudited)	-	-	500,000	50	664	-	714
Series F preferred stock issued for cash on May 15, 2011 at $0.009per share (unaudited)	500,000	50	-	-	4,236	-	4,286
Net loss for the nine months ended May 31, 2011 (unaudited)	-	-	-	-	-	(5,252,172)	(5,252,172)
Balance, May 31, 2011 (unaudited)	2,775,010	$ 279	363,290,000	$ 36,329	$ 4,404,959	$ (5,759,784)	$(1,318,217)

FLAMERET, INC.
(An Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on August 13,
	For the Nine Months Ended		2009 Through
	May 31,		May 31,
	2011	2010	2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,252,172)	$(398,629)	$(5,759,784)
Adjustments to reconcile net loss to net
used by operating activities:
Loss on settlement of debt	612,475	-	612,475
Stock issued for services	3,783,392	-	3,783,392
Impairment of assets	500,000	-	500,000
Expenses paid on behalf of the Company
by a related party	165,905	-	212,890
Notes payable issued for services	53,700	150,000	378,700
Changes in operating assets and liabilities
Accounts receivable	(4,290)	-	(4,290)
Accounts payable	(7,676)	3,767	2,880
Accrued interest	37,583	19,520	61,551
Accrued salaries	74,795	-	164,795

Net Cash Used in Operating Activities	(36,288)	(225,342)	(47,391)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of common
and preferred stock	5,000	-	7,500
Payments toward related-party payables	(2,600)	-	(2,600)
Proceeds from related party payables	34,240	222,574	43,107

Net Cash Provided by Financing Activities	36,640	222,574	48,007

NET INCREASE (DECREASE) IN CASH	352	(2,768)	616
CASH AT BEGINNING OF PERIOD	264	3,225	-

NET CASH AT END OF PERIOD	$616	$457	$616

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Note payable issued for purchase of assets	$500,000	$-	$500,000
Preferred stock issued in conversion of debt	$20,675	$-	$20,675
Common stock issued in conversion of debt	$630,000	$-	$630,000

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

May 31, 2011 and August 31, 2010

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2010 audited financial statements.  The results of operations for the periods ended May 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has had minimal revenues, generated a net loss totaling $5,252,172 during the nine months ended May 31, 2011 and has generated an accumulated deficit during the development stage of approximately $5,759,784 as of May 31, 2011.

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

Reclassification of Financial Statement Accounts

Certain amounts in the May 31, 2010 financial statements have been reclassified to conform to the presentation in the May 31, 2011 financial statements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

May 31, 2011 and August 31, 2010

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2011, the Company received $33,830 in additional cash loans from various related parties, and had $165,906 in expenses paid on its behalf by related parties. The Company made cash payments on these notes totaling $2,600 during the nine months ended May 31, 2011.  The Company also incurred a new loan to a related party in the amount of $500,000, the proceeds of which were used to acquire certain intangible assets. Total related party payables as of May 31, 2011 were $925,397.  Of this total, $56,602 accrues interest at 8.0% and is due on demand, $172,000 accrues interest at 6.0% and is due on demand, and $196,796 is non-interest bearing and due on demand.  The Company’s $500,000 note bears interest at 10% per annum and is also due on demand.

As of May 31, 2011, the Company owes accrued salaries to officers and employees of $164,795.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

On October 26, 2010, the board of directors voted to approve the re-domiciling from Nevada to Wyoming, and cancel the authorized shares of series A preferred stock of ten million (10,000,000), authorize two hundred million shares of preferred stock comprised of the following share denominations: one million (1,000,000) shares of series A preferred stock, ten million (10,000,000) shares of series B preferred stock, ten million (10,000,000) series C preferred stock, and thirty million (30,000,000) shares of series D preferred stock.  The par value of all shares was changed from $0.00001 per share to $0.0001 per share.   On May 24, 2011 the Company further amended its certificate of incorporation whereby it authorized an additional thirty million (30,000,000) shares of series E preferred stock, and ten million (10,000,000) shares of series F preferred stock.

On November 10, 2010, the Company issued 10 shares of series A preferred stock for services at $1,000 per share, for an aggregate value of $10,000.

On December 23, 2010, the Company issued 100,000 shares of series D preferred stock for services at $2.50 per share, for an aggregate value of $250,000.

On January 25, 2011, the Company issued 400,000 shares of series B preferred stock for services at $0.01 per share, for an aggregate value of $5,738.  Additionally, the Company issued 1,775,000 shares of series B preferred stock upon conversion of debts at $0.01 per share, for an aggregate value of $20,675.

On May 15, 2011 the Company issued 500,000 shares of series F preferred stock for cash at $0.009 per share, for an aggregate value of $4,286.

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

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

May 31, 2011 and August 31, 2010

(Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

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

On January 25, 2011 the Company issued 1,595,000 shares of common stock for the conversion of $15,950 in debts.  These shares were valued at $0.01 per share, for an aggregate value of $15,154, resulting in a gain on settlement of debt in the amount of $796.

On January 27, 2011, the Company issued 38,500,000 shares of common stock for services at $0.03 per share, for an aggregate total of $962,500.

On March 14, 2011 the Company issued 2,000,000 shares of common stock for services at $0.01 per share, for an aggregate total of $20,000.

On April 15, 2011, the Company issued 8,000,000 shares of common stock for services at $0.002 per share, for an aggregate total of $16,000.

On May 15, 2011, the Company issued 500,000 shares of common stock for cash at $0.001 per share, for an aggregate total of $714.

NOTE 6 – RESTATED FINANCIAL STATEMENTS

In April 2011 the Company discovered certain liabilities and related expenses relating to the 2010 fiscal year that had not been properly recorded. The Company has restated its financial statements to correct the errors and properly reflect the liabilities and expenses.  Summarized financial statements reflecting the restatements are as follows:

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

May 31, 2011 and August 31, 2010

(Unaudited)

NOTE 6 – RESTATED FINANCIAL STATEMENTS (Continued)

					From Inception
					on August 13,
	For the Three Months Ended		For the Nine Months Ended		2009 Through
	May 31,		May 31,		May 31,
	2011	2010	2011	2010	2011
		(Restated)		(Restated)

REVENUE	$-	$-	$4,290	$-	$4,290
COST OF SALES	-	-	880	-	880

GROSS PROFIT	-	-	3,410	-	3,410

OPERATING EXPENSES

General and administrative expenses	90,637	26,270	152,094	43,159	202,961
Professional fees	28,605	2,950	3,938,277	335,950	4,371,054

Total Operating Expenses	119,242	29,220	4,090,371	379,109	4,574,015

LOSS FROM OPERATIONS	(119,242)	(29,220)	(4,086,961)	(379,109)	(4,570,605)

OTHER EXPENSES

Loss on conversion of liability	-	-	(627,628)	-	(627,628)
Loss on impairment of asset	-	-	(500,000)	-	(500,000)
Interest expense	(19,197)	(4,354)	(37,583)	(19,520)	(61,551)

Total Other Expenses	(19,197)	(4,354)	(1,165,211)	(19,520)	(1,189,179)

LOSS BEFORE INCOME TAXES	(138,439)	(33,574)	(5,252,172)	(398,629)	(5,759,784)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(138,439)	$(33,574)	$(5,252,172)	$(398,629)	$(5,759,784)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	358,686,739	18,000,000	190,834,375	18,000,000

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

May 31, 2011 and August 31, 2010

(Unaudited)

NOTE 6 – RESTATED FINANCIAL STATEMENTS (Continued)

			From Inception
			on August 13,
	For the Nine Months Ended		2009 Through
	May 31,		May 31,
	2011	2010	2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,252,172)	$(398,629)	$(5,759,784)
Adjustments to reconcile net loss to net
used by operating activities:
Loss on settlement of debt	612,475	-	612,475
Stock issued for services	3,783,392	-	3,783,392
Impairment of assets	500,000	-	500,000
Expenses paid on behalf of the Company by a related party	165,905	-	212,890
Notes payable issued for services	53,700	150,000	378,700
Changes in operating assets and liabilities
Accounts receivable	(4,290)	-	(4,290)
Accounts payable	(7,676)	3,767	2,880
Accrued interest	37,583	19,520	61,551
Accrued salaries	74,795	-	164,795

Net Cash Used in Operating Activities	(36,288)	(225,342)	(47,391)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of common
and preferred stock	5,000	-	7,500
Payments toward related-party payables	(2,600)	-	(2,600)
Proceeds from related party payables	34,240	222,574	43,107

Net Cash Provided by Financing Activities	36,640	222,574	48,007

NET INCREASE (DECREASE) IN CASH	352	(2,768)	616
CASH AT BEGINNING OF PERIOD	264	3,225

NET CASH AT END OF PERIOD	$616	$457	$616

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Note payable issued for purchase of assets	$500,000	$-	$500,000
Preferred stock issued in conversion of debt	$20,675	$-	$20,675
Common stock issued in conversion of debt	$630,000	$-	$630,000

The accompanying notes are an integral part of these financial statements.

NOTE 7 – SUBSEQUENT EVENTS

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

We had a net loss of $5,252,172 and $398,629 for the nine months ended May 31, 2011 and May 31, 2010, respectively.  Our accumulated deficit as of May 31, 2011 was $5,759,784.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended May 31, 2011

Revenues and Cost of Sales

We realized no revenues during the three months ended May 31, 2011 and 2010 with cost of sales of $-0-.

General and administrative expenses

Total general and administrative expenses for the three months ended May 31, 2011 and May 31, 2010 were $90,637 and $26,270, respectively.  The increase in our general and administrative expenses was due primarily to a corresponding increase in our sales efforts.

Professional fees

Professional fees for the three months ended May 31, 2011 and May 31, 2010 were $28,605 and $2,950, respectively.   The increase in professional fees was the result of our efforts to get current with our SEC filings.

Net loss

Our net loss for the three months ended May 31, 2011 and May 31, 2010 was $138,439 and $33,574, respectively.  Our net operating loss consisted primarily of consulting fees, professional fees and stocks services expense incurred by the entity in anticipation of developing our flame-retardant products.

Results of Operations for the Nine Months Ended May 31, 2011

Revenues and Cost of Sales

We realized our first revenues of $4,290 during the nine months ended May 31, 2011 with cost of sales of $880. We had no revenues or cost of sales as of May 31, 2010.

General and administrative expenses

Total general and administrative expenses for the nine months ended May 31, 2011 and May 31, 2010 were $152,094 and $43,159, respectively.  The increase in our general and administrative expenses was due primarily to a corresponding increase in our sales efforts.

Professional fees

Professional fees for the nine months ended May 31, 2011 and May 31, 2010 were $3,938,277 and $335,950, respectively.   The increase in professional fees was primarily the result of shares of common and preferred stock issued to our new management and other consultants as we commenced our new business operations.  These shares were valued at $3,768,238.

Loss on settlement of debt

During the nine months ended May 31, 2011 we issued shares of common stock for debt. Accordingly, we recognized a loss of $627,628 for the difference between the value of the shares and the amount of debt converted.

Net loss

The net operating loss for the nine months ended May 31, 2011 and May 31, 2010 was $5,252,172 and $398,629, respectively.  Our net operating loss consisted primarily of consulting fees, professional fees and stocks services expense incurred by the entity in anticipation of developing our flame retardant products.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of May 31, 2011, we had a working capital deficit of $1,318,217.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  We used $36,288 of cash in our operating activities during the nine months ending May 31, 2011. We received $34,240 of cash as a loan from a related party and $5,000 from the sale of common stock during those nine months to fund our operations.

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

As of May 31, 2011, our cash balance was $616. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $5,759,784 and a working capital deficit of $1,318,217 at May 31, 2011, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of May 31, 2011, we had no employees, other than our non-paid CEO, Christopher Glover.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

We have incurred recurring net losses from operations resulting in an accumulated deficit of $5,759,784 and a working capital deficit of $1,318,217 as of May 31, 2011 .  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  At May 31, 2011, our cash on hand was $616. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Flameret will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The company presently has a deficit of $1,318,217 in working capital.

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

We currently license our technology from United American, Inc. United American, Inc. owns two U.S. patents, (patent #4,961,865 and patent #4,950,410) and may file more patent applications in the future.  Both patents are currently in the process of renewal, with the related patent applications having been appropriately registered for renewal. Our success depends, on these patents and on our ability to use the United American, Inc. Technology, and for United American, Inc. to obtain patents, maintain trade secrecy and not infringe the proprietary rights of third parties. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that we will develop additional proprietary technology that is patentable or that any patents issued to us or United American, Inc. will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of the United American, Inc. Technology or design around it.

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

 In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 2,000,000,000 shares of capital stock consisting of 1,800,000,000 shares of common stock, par value $0.0001 per share, 1,000,000 shares of Series A preferred stock, par value $0.0001 per share, 10,000,000 shares of Series B preferred stock, par value $0.0001 per share, 10,000,000 shares of Series C preferred stock, par value $0.0001 per share, 30,000,000 shares of Series D preferred stock, par value $0.0001 per share, 30,000,000 shares of Series E preferred stock, par value $0.0001 per share, and 30,000,000 shares of Series F preferred stock, par value $0.0001 per share.

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

FLAMERET, INC.

By:

/s/ Christopher Glvoer

Christopher Glover

President, Chief Executive Officer, Secretary,

Treasurer, and Director

(Principal Executive Officer, Principal Financial Officer,

and Principal Accounting Officer)

Date: July 12, 2011