Form 10-Q/A
period 2011-05-31
Flameret, Inc.
filed 2011-07-27
CIK 1472147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

1810 E. Sahara Ave, Suite 1429, Las Vegas, NV 89104

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

Yes      . No   X  .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 426,695,000 shares of $0.0001 par value common stock, 10 shares of $0.0001 par value series A preferred stock, 3,770,000 shares of $0.0001 par value series B preferred stock, and 100,000 shares of $0.0001 par value series D preferred stock outstanding as of July 12, 2011.

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to "FLAMERET, INC." the "Company," "we," "our" or "us" means FLAMERET, INC. The Form 10Q is amended to update the number of shares outstanding to the number outstanding as of July 12, 2011

FORWARD-LOOKING STATEMENTS

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

FLAMERET, INC.
(An Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Restated)
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at inception on August 13, 2009	-	$-	-	$-	$-	$-	$-
Common stock issued to founder
at $0.00001 per share	-	-	18,000,000	1,800	(1,800)	-	-
Contributed capital	-	-	-	-	2,500	-	2,500
Net loss for the year ended
August 31, 2009	-	-	-	-	-	(3,871)	(3,871)
Balance, August 31, 2009	-	-	18,000,000	1,800	700	(3,871)	(1,371)
Net loss for the year ended
August 31, 2010	-	-	-	-	-	(503,741)	(503,741)
Balance, August 31, 2010	-	-	18,000,000	1,800	700	(507,612)	(505,112)
Common stock issued in conversion
of debt on November 9, 2010 at
$0.015 per share (unaudited)	-	-	36,000,000	3,600	536,400	-	540,000
Series A preferred stock issued for
services on November 10, 2010 at
$1,000 per share (unaudited)	10	1	-	-	9,999	-	10,000
Cancellation of founders' shares on
November 30, 2010 (unaudited)	-	-	(405,000)	(41)	41	-	-
Common stock issued for services
on December 23, 2010 at $0.04
per share (unaudited)	-	-	100,000	10	3,990	-	4,000
Series D preferred stock issued for
services on December 23, 2010
at $2.50 per share (unaudited)	100,000	10	-	-	249,990	-	250,000
Common stock issued as management
compensation on January 20, 2011
at $0.01 per share (unaudited)	-	-	250,000,000	25,000	2,475,000	-	2,500,000
Common stock issued for conversion
of debt on January 20, 2011 at
$0.01 per share (unaudited)	-	-	9,000,000	900	89,100	-	90,000
Series B preferred stock issued for
conversion of debt on January 25,
2011 at $0.01 per share (unaudited)	1,775,000	178	-	-	20,497	-	20,675
Series B preferred stock issued for
services on January 25, 2011 at
$0.01 per share (unaudited)	400,000	40	-	-	5,698	-	5,738
Common stock issued for conversion
of debt on January 25, 2011 at
$0.01 per share (unaudited)	-	-	1,595,000	160	14,994	-	15,154
Common stock issued for services
on January 27, 2011 at
$0.03 per share (unaudited)	-	-	38,500,000	3,850	958,650	-	962,500
Common stock issued for services
on March 14, 2011 at
$0.01 per share (unaudited)	-	-	2,000,000	200	19,800	-	20,000
Common stock issued for services
on April 15, 2011 at
$0.002 per share (unaudited)	-	-	8,000,000	800	15,200	-	16,000
Common stock issued for cash
on May 15, 2011 at
$0.001 per share (unaudited)	-	-	500,000	50	664	-	714
Series F preferred stock issued for
cash on May 15, 2011 at $0.009
per share (unaudited)	500,000	50	-	-	4,236	-	4,286
Net loss for the nine months ended
May 31, 2011 (unaudited)	-	-	-	-	-	(5,252,172)	(5,252,172)
Balance, May 31, 2011 (unaudited)	2,775,010	$279	363,290,000	$36,329	$4,404,959	$(5,759,784)	$(1,318,217)

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

FLAMERET, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

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

FLAMERET, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

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

FLAMERET, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

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

FLAMERET, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

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

FLAMERET, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

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

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of May 31, 2011, we had a working capital deficit of $1,318,217.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  We used $36,288 of cash in our operating activities during the nine months ending May 31, 2011. We received $34,2400 of cash as a loan from a related party and $5,000 from the sale of common stock during those nine months to fund our operations.

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

Date: July 26, 2011