Form 10-K
period 2011-08-31
Flameret, Inc.
filed 2011-12-30
CIK 1472147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

Commission File Number: 333-162022

FLAMERET, INC.

(Exact name of registrant as specified in its charter)

Wyoming	27-0755877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1810 E. Sahara Ave., Suite 1429, Las Vegas, NV 89104

(Address of principal executive offices) (Zip Code)

(877) 861-0207

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.0001

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

Large accelerated filer .	Accelerated filer .
Non-accelerated filer .	Smaller reporting company X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       .    No   X .

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of December 29, 2011, was approximately $1,459,830 based on a share value of $0.0082. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 184,528,120 shares of $0.0001 par value common stock outstanding as of December 29, 2011.

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

PART I

ITEM 1.  BUSINESS

OVERVIEW

We were incorporated in the State of Nevada on August 13, 2009 under the name of Flameret, Inc.  Flameret; Inc. is a provider of a fire barrier product named Flameret.

FLAMERET, INC. Flameret currently offers three products, Flameret, Ultra Flamex and Impex.  Flameret is a flame retardant liquid that is applied to textiles. These treated textiles are used at the production stage of such products as mattresses to resist ignition from smoldering cigarettes and resist ignition from an open-flame heat source.  Flameret is a development stage company with a limited history of development stage operations.

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

The use of fire barriers in the mattresses and mattresses bedding for children in particular is an area of increasing interest, and these types of materials are the cornerstones of new generations of mattresses and mattresses beddings.  Flameret, Inc. aims to establish its Flameret product to the mattresses industry.  The Company believes that the combination of their Flameret product, aimed in an industry that has widespread applicability and furthermore is creating interest on a global scale, is one of its unique features.

DESCRIPTION OF PRODUCTS

Product Development:

In July 2009, Mr. Glover began working with Seatex LTD www.seatexcom, located at 445 TX-36 Rosenberg, Texas 77471, to blend, manufacture and package the Flameret product for Flameret, Inc. Mr. Glover provided Seatex with the United American, Inc. formula for Flameret.

Since 1968 Seatex has been providing turnkey chemical compounding, contract manufacturing and private label packaging services. Areas of expertise include food service, food processing, automotive, institutional and industrial laundry, janitorial, industrial and oilfield service markets.  Seatex can manufacture and package to strict specifications, duplicate formulas, or make available our own 400 plus finished formulations.  Seatex is employee owned.  Seatex is a full service contract manufacturer dedicated to the production and marketing of branded products and turnkey custom formulations.

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

Flameret, Inc. will provide Seatex with its formula for  Flameret.  The formula is based on two patents #4,961,865 and #4,950,410 which the company received from United American, Inc.  These two patents contain all required information to produce Flameret.

Flameret, Inc. intends to contract with Seatex to batch, mix, fill, package, label, palletize and ship a proprietary flame retardant compound product (Flameret) subject to strict requirements for quality control, cost control, timeliness and confidentiality, once it has sole Flameret to a customer.

Manufacturing:

Flameret, Inc. intends to have Seatex manufacture Flameret for the company.  All key ingredients included in our product are readily available from Seatex.  The following ingredients are contained in Flameret (Sodium Chloride, Magnesium Chloride, Sodium Sulfate Decahydrate, Calcium Chloride, Magnesium Sulfate, Calcium Sulfate, Potassium Sulfate, Magnesium Bromide, Potassium Chloride and Water).  Seatex has not produced any Flameret for Flameret, Inc.  Flameret, Inc. does not have any formal agreements with Seatex to batch, mix, fill, package, label, palletize and ship a proprietary flame retardant compound product (Flameret).

Flameret, Inc. Technology

UNITED AMERICAN AND FLAMERET

On May 18, 1989 United American Inc. (UAI) acquired patent #4,961,865 (fire extinguishing solutions for extinguishing phosphorus and metal fire) and patent #4,950,410 from the inventor Edmund Pennartz.  After acquiring the patents and the technology from Mr. Pennartz, UAI developed three fire retardant products, 1. Flameret, a textile FR treatment.  2. Ultra Flamex, a fire extinguishing product and, 3. Impex.

Flameret is applied as a liquid compound to textiles, this produces a carbon membrane which is activated when heat is applied to produce the fire retardant properties, and this protection is called a carbon barrier shield. [Fire barrier].

United American, Inc. has never sold their products to any manufacturers; the company’s sole business is the development of fire barrier products.  On August 14, 2009 Flameret, Inc. acquired the rights to market and sell United American, Inc.’s three products 1. Flameret, a textile FR treatment.  2. Flamex , a fire extinguishing product and  3. Impex. for 15 years worldwide.  Flameret has the rights to use all studies, reports and research conducted by UAI in regard to these three products.  Flameret, Inc. will compensate United American, Inc. by paying a 1.5% gross royalty to UAI on all products sold.

FLAMERET, INC. is presently attempting to market for sale one product named (Flameret), a textile FR treatment.  Flameret is a liquid that is applied to textiles, these treated textiles are used at the production stage of such products as mattresses to resist ignition from smoldering cigarettes and resist ignition from an open-flame heat source.  The company aims to focus on long-term client retention within the U.S. and Canadian mattress industries.

Flameret, Inc. is a development stage company. Flameret, Inc. has a limited history of development stage operations. We presently do not have the funding to execute our business plan.

We expect to provide one product named (Flameret), a textile FR treatment to mattress manufacturers.  As such, we may not always be successful in achieving a long-term contract or be immediately compensated for services rendered. Although we currently restrict our fire retardant products to mattress manufacturers our products are applicable to a wide range of fields and businesses, and therefore are not restricted to a particular industry.

Achievement of our business objective is basically dependent upon the judgment, skill and knowledge of our management. Mr. Glover, currently our sole executive officer and director. There can be no assurance that a suitable replacement could be found for any of our officers upon their retirement, resignation, inability to act on our behalf, or death.

DISTRIBUTION

Flameret Fire Retardant

In July 2009, Mr. Glover provided Seatex with the United American, Inc. formula for Flameret to determine if Seatex was able to blend, manufacture and package the Flameret product for Flameret, Inc. Seatex LTD www.seatexcom, is located at 445 TX-36 Rosenberg, Texas, 77471.

After reviewing the formula Seatex advised Flameret, Inc. that they could batch, mix, fill, package, label, palletize and ship a proprietary flame retardant compound product (Flameret) subject to strict requirements for quality control, cost control, timeliness and confidentiality.

Seatex has not produced any Flameret for Flameret, Inc.  Flameret, Inc. does not have any formal agreements with Seatex to batch, mix, fill, package, label, palletize and ship a proprietary flame retardant compound product (Flameret). Flameret, Inc. intends to enter into a formal contract with Seatex once it has sold Flameret to a customer.

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

Mattress manufacturing use the following components in their mattresses, ticking, high loft non-woven and needle pointed fibers, filler cloths, universal borders and mattress socks.  Flameret can be applied to all of these materials to impart a carbon barrier shield.

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

To utilize our second prong of sales approach conducted by Mr. John Glover the company will need to seek additional capital to fund this model.  Presently the Company does not have the additional capital needed to utilize the second prong of sales, setting up distributors of the Flameret product.

In, 2011 Flameret, Inc. intends to market through mattress distributors its Flameret product. In order for the company to begin the distributor model it will require the Company to seek additional capital of $1M in order to develop the distributor network. The Company believes it will not have the additional capital until 2011.

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

EMPLOYEES

Christopher Glover is Director, Chief Executive Officer, and President, of Flameret, Inc.  Presently, there are three additional employees of the Company, John Meredith, CFO, John Glover, Vice President of Marketing and Susan Allwork, Secretary and Director.

The Company plans to employ individuals on an as needed basis.  The company anticipates that it will need to hire additional employees as the business grows. In addition, the Company may expand the size of our Board of Directors in the future.  Presently Christopher Glover, John Meredith and John Glover will devote 40 hours a week to the affairs of the Company.  Christopher Glover, John Meredith, and John Glover do not receive a salary or benefits in any form.  Presently the Company does not have any plans to begin paying salaries, cash or otherwise, or offering any form of benefits to our Board of Directors, Officer and employees.

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

We have incurred recurring net losses from operations resulting in an accumulated deficit of $6,908,607 and a working capital deficit of $653,586 as of August 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  At August 31, 2011, our cash on hand was $14. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Flameret will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The company presently has a deficit of $653,586 in working capital.

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

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. Until recently, patent applications were retained in secrecy by the US Patent and Trademark Office until and unless a patent was issued. As a result, there may be US patent applications pending of which we are unaware that may be infringed by the use of our technology or a part thereof, thus substantially interfering with the future conduct of our business. In addition, there may be issued patents in the United States or other countries that are pertinent to our business of which we are not aware. We and future customers could be sued by other parties for patent infringement in the future. Such lawsuits could subject us and them to liability for damages or require us to obtain additional licenses that could increase the cost of our products, which might have an adverse effect on our sales.

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

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Mr. Christopher Glover beneficially owns approximately 80% of our capital stock with voting rights. In this case, Mr. Glover will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 600,000,000 shares of capital stock consisting of 500,000,000 shares of common stock, par value $0.0001 per share, and 100,000,000 shares of preferred stock, par value $0.0001 per share.

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

ITEM 2.  PROPERTIES

The principal executive office of Flameret, Inc. is located at 1810 E. Sahara Ave, Suite 1429, Las Vegas, NV 89104. Our telephone number is: 877-861-0207.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2011.

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

	COMMON STOCK MARKET PRICE
	HIGH		LOW
FISCAL YEAR ENDED AUGUST 31, 2010:
Fourth Quarter		$650.00		$150.00
Third Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
First Quarter	$	N/A	$	N/A

FISCAL YEAR ENDED AUGUST 31, 2011:
Fourth Quarter		$2.00		$0.28
Third Quarter		$10.00		$1.00
Second Quarter		$74.00		$9.50
First Quarter		$450.00		$15.00

(b) Holders of Common Stock

We are authorized to issue 500,000,000 shares of common stock, $0.0001 par value per share. Currently we have 184,528,120 shares of common stock issued and outstanding.  As of August 31, 2011, there were approximately Fifty eight (58) shareholders of the Company’s common stock.  As of August 31, 2011, the closing price of the Company’s shares of common stock was $0.28 per share.  Island Stock Transfer (telephone: (727) 289-0010; facsimile: (727) 289-0069) is the registrar and transfer agent for our common stock.

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

Preferred Shares Issued

On November 10, 2010, the Company issued 10 shares of series A preferred stock for services at $1,000 per share, for an aggregate value of $10,000.

On December 23, 2010, the Company issued 100,000 shares of series D preferred stock for services at $2.50 per share, for an aggregate value of $250,000.

On January 25, 2011, the Company issued 400,000 shares of series B preferred stock for services at $0.01 per share, for an aggregate value of $5,739.  Additionally, the Company issued 1,775,000 shares of series B preferred stock upon conversion of debts at $0.01 per share, for an aggregate value of $20,675.

On April 6, 2011, the Company issued 100,000 shares of series B preferred stock for services at $3.75 per share, for an aggregate value of $375,000.

On May 15, 2011 the Company issued 500,000 shares of series F preferred stock for cash at $0.009 per share, for an aggregate value of $4,286.

On July 19, 2011 the Company issued 1,803,032 shares of series E preferred stock pursuant to the conversion of 276,585 post-split shares of common stock (276,585,000 pre-split shares), 100,000 shares of series B preferred stock, 100,000 shares of series D preferred stock, and certain debts to related parties totaling $1,026,447.  The Company recorded an increase to additional paid-in capital in the amount of $430,239 pursuant to this transaction.

On August 2, 2011, the Company issued 45,000 shares of series E preferred stock for cash at $1.00 per share, yielding total cash proceeds of $45,000.

On August 3, 2011 the Company converted 788 shares of series E preferred stock into 788,000 shares of the Company’s common stock pursuant to the conversion terms of the preferred stock.  Additionally, the Company issued 150,000 shares of series E preferred stock for services rendered.  These shares were valued at $1.00 per share, for total compensation expense of $150,000.

On August 10, 2011 the Company issued 88,900 shares of series E preferred stock upon the conversion of debts payable to an unrelated entity.  The fair value of the shares issued was $88,900, or $1.00 per share

On August 30, 2011 the Company converted 20,000 shares of series E preferred stock into 20,000,000 shares of common stock pursuant to the conversion terms of the preferred stock.

Common Shares Issued

On August 13, 2009, the Company issued 18,000 founder’s shares at a value of $-0-.  Also on August 13, 2009, the Company received $2,500 in capital contributed from the Company’s founder and CEO.

On November 9, 2010, the Company issued 36,000 post-split shares of common stock (36,000,000 pre-split shares) in partial settlement of debt on previously executed convertible notes payable.  The fair value of the shares of stock issued was $540,000, or $15 per share based on the quoted market price of the shares on the date of issuance, and the amount of debt that was forgiven was equal to $3,600.  As such, the Company recorded a loss on settlement of debt in connection with the transaction of $536,400.

On November 30, 2010, the Company cancelled 405 shares of common stock erroneously issued as founders’ shares.

On December 23, 2011, the Company issued 100 post-split shares of common stock (100,000 pre-split shares) for services at $40 per share, for total value received of $4,000.

On January 20, 2011, the Company issued 250,000 post-split shares of common stock (250,000,000 pre-split shares) for services at $10 per share, for an aggregate total of $2,500,000.

On January 20, 2011, the Company issued 9,000 post-split shares of common stock (9,000,000 pre-split shares) in partial settlement of debt on previously executed convertible notes payable.  The shares of stock issued were recorded at $90,000, or $10 per share based on the quoted market price of the shares on the date of issuance, and the amount of debt that was forgiven was equal to $900.  As such, the Company recorded a loss on settlement of debt in connection with the transaction of $89,100.

On January 25, 2011 the Company issued 1,595 post-split shares of common stock (1,595,000 pre-split shares) in settlement of debts on previous executed notes payable.  The shares of stock issued were recorded at $15,153, or $10 per share based on the quoted market price of the shares on the date of issuance, and the amount of debt that was forgiven was equal to $15,950.  As such, the Company recorded a gain on settlement of debt in connection with the transaction of $797.

On January 27, 2011, the Company issued 35,500 post-split shares of common stock (35,500,000 pre-split shares) for services at $25 per share, for an aggregate total of $887,500.

On January 28, 2011 the Company issued 3,000 post-split shares of common stock (3,000,000 pre-split shares) in settlement of debt.  The shares were valued at $25 per share, based on the quoted market price of the shares on the date of issuance, resulting in a total amount of $75,000.

On March 14, 2011 the Company issued 2,000 post-split shares of common stock (2,000,000 pre-split shares) for services at $10 per share, for an aggregate total of $20,000.

On April 15, 2011, the Company issued 8,000 post-split shares of common stock (8,000,000 pre-split shares) for services at $2.00 per share, for an aggregate total of $16,000.

On May 15, 2011, the Company issued 500 post-split shares of common stock (500,000 pre-split shares) for cash at $1.42 per share, for an aggregate total of $717.

On June 6, 2011 the Company issued 46,905 post-split shares of common stock (46,905,000 pre-split shares) for services at $2.00 per share, for an aggregate total of $93,810.  The Company also issued 15,000 post-split shares of common stock (15,000,000 pre-split shares) in settlement of debts.  These shares were valued at $30,000, or $2.00 per share based on the quoted market price of the shares on the date of issuance.

On June 30, 2011 the Company issued 1,500 post-split shares of common stock (1,500,000 pre-split shares) for services at $1.20 per share, for an aggregate total of $1,800.

On July 19, 2011 the Company issued 1,803,032 shares of series E preferred stock pursuant to the conversion of 276,585 post-split shares of common stock (276,585,000 pre-split shares), 100,000 shares of series B preferred stock, 100,000 shares of series D preferred stock, and certain debts to related parties totaling $1,026,447.  The Company recorded an increase to additional paid-in capital in the amount of $430,239 pursuant to this transaction.

On August 3, 2011 the Company issued 788,000 shares of common stock upon conversion of 788 shares of series E preferred stock.  In addition, the Company issued 5,000 shares of common stock for services at $0.50 per share, for an aggregate value of $2,500.

On August 30, 2011 the Company issued 20,000,000 shares of common stock upon conversion of 20,000 shares of series E preferred stock pursuant to the conversion terms of the preferred stock.

Options and Warrants Issued

No options or warrants were issued during the year ended August 31, 2011.

Options and Warrants Cancelled

No options or warrants were cancelled during the year ended August 31, 2011.

Options and Warrants Expired

No options or warrants expired during the year ended August 31, 2011.

Options Exercised

No options were exercised during the year ended August 31, 2011.

The foregoing securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

Not Required

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Flameret, Inc. (“Flameret”) is a Wyoming corporation that intends to manufacture and distribute a fire barrier product named, Flameret.  Flameret is a liquid that is applied to textiles which are used at the production stage of products, such as mattresses, to resist ignition from smoldering cigarettes and impede ignition from open-flame heat sources.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

We had a net loss of $6,400,995 and $503,741 for the years ended August 31, 2011 and 2010, respectively.  Our accumulated deficit as of August 31, 2011 was $6,908,607.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Years Ended August 31, 2011 and 2010

The following table summarizes selected items from the statement of operations for the years ended August 31, 2011 and 2010.

EXPENSES:

	For the Year Ended August 31, 2011	For the Year Ended August 31, 2010	Increase / (Decrease)
General and administrative	$252,072	$50,823	$201,249
Impairment of assets	500,000	-	500,000
Professional fees	4,891,171	428,950	$4,462,221
Net operating loss	5,643,243	479,773	$5,163,470
Loss on settlement of debt	701,078	-	701,078
Interest expense	56,674	23,968	$32,706
Net loss	$6,400,995	$503,741	$5,897,254

General and administrative expenses for the year ended August 31, 2010 were $50,823 compared to $252,072 for the year ended August 31, 2011 an increase of $201,249.  The increase in our general and administrative expenses consisted primarily of salaries, travel and marketing expenses as we worked to establish and finance our business operations.

Professional fees for the year ended August 31, 2010 were $428,950 compared to $4,891,171 for the year ended August 31, 2011, an increase of $4,462,221.  The increase in our professional fees was a result of increased services provided by consultants to aid in the process of taking our company public and costs associated with maintaining our filings with the Securities and Exchange Commission (SEC).  The majority of these costs were paid through the issuance of common and preferred shares.

Impairment of assets for the year ended August 31, 2011 was $500,000 compared to $-0- for the year ended August 31, 2010.  During the year ended August 31, 2011 we purchased technology which we intend to use in our business operations. We have not been able to establish a revenue stream to justify the value of the technology so we have impaired the asset in full by recorded an impairment charge of $500,000 as of August 31, 2011.

Net operating loss

The net operating loss for the year ended August 31, 2010 was $479,773 compared to $5,643,243 for the year ended August 31, 2011, an increase of $5,163,470.  Our net operating loss consisted primarily of professional fees and stocks services expense as we created the entity in anticipation of developing our flame retardant products.

Other expenses

Other expenses for the years ended August 31, 2010 was $23,968 compared to $757,752 for the year ended August 31, 2011.  The increase in other expenses was a result of interest expenses accrued on notes payable and to losses relating to settlements and conversions of debt and equity.

Net loss

The net loss for the year ended August 31, 2010 was $503,741 compared to $6,400,995 for the year ended August 31, 2011, an increase of $5,897,254. Our net loss consisted primarily of professional fees and stocks services expense as we created the entity in anticipation of developing our flame retardant product.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2011 and 2010.

	August 31, 2011	August 31, 2010

Current Assets	$14	$264
Current Liabilities	$653,600	$505,376
Working Capital (Deficit)	$(653,586)	$(505,112)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of August 31, 2011, we had a working capital deficit of $653,586.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have raised money through contributions from related parties, through issuing notes, and from selling.  During the year ended August 31, 2011, related parties paid $428,160 in expenses on behalf of the Company, notes totaling $34,240 were issued for cash, and the Company received $50,000 in cash from the sale of common and preferred stock. Should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business. Our future capital requirements will depend on many factors, including the development of our flame retardant products; the cost and availability of third-party financing for development; and administrative and legal expenses.

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

As of August 31, 2011, our cash balance was $14. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $6,908,607 and a working capital deficit of $653,586 at August 31, 2011, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of August 31, 2011, we had four employees, our CEO, Christopher Glover, Secretary Susan Allwork, CFO John Meredith, and VP Marketing John Glover.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLAMERET, INC.

 (A Development Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

For the years ended August 31, 2011 and 2010

20

FLAMERET, INC.

 (A Development Stage Company)

Table of Contents

Audit Report of Independent Accountants	F-2

Balance Sheets as of August 31, 2011 and 2010 (restated)	F-3

Statements of Operations for the years ended August 31, 2011 and 2010 (restated) and for the period from inception on August 13, 2009 through August 31, 2011	F-4

Statements of Stockholders’ Equity for the period from inception on August 13, 2009 through August 31, 2011	F-5

Statement of Cash Flows for the years ended August 31, 2011 and 2010 (restated) and for the period from inception on August 13, 2009 through August 31, 2011	F-6

Notes to Financial Statements (Restated)	F-7

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Flameret, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Flameret, Inc., as of August 31, 2011 and 2010 (restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended August 31, 2011 and 2010 (restated) and for the cumulative period from inception on August 13, 2009 through August 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Flameret, Inc., as of August 31, 2011 and 2010 (restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended August 31, 2011 and 2010 (restated) and for the cumulative period from inception on August 13, 2009 through August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

December 29, 2011

FLAMERET, INC.
(An Development Stage Company)
Balance Sheets

ASSETS

	August 31,	August 31.
	2011	2010
CURRENT ASSETS		(Restated)

Cash	$14	$264

Total Current Assets	14	264

TOTAL ASSETS	$14	$264

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$62,741	$10,556
Accrued interest	80,642	23,968
Accrued salaries	190,000	90,000
Notes payable - related parties	151,717	230,852
Notes payable - non-related parties	168,500	150,000

Total Current Liabilities	653,600	505,376

TOTAL LIABILITIES	653,600	505,376

STOCKHOLDERS' DEFICIT

Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 10 and -0- shares issued and outstanding, respectively	1	-
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 2,175,000 and -0- shares issued and outstanding, respectively	218	-
Series C Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Series D Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, -0- shares issued and outstanding	-	-
Series E Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, 2,066,124 and -0- shares issued and outstanding, respectively	207	-
Series F Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 500,000 and -0- shares issued and outstanding, respectively	50	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 20,943,120 and 2 shares issued and outstanding	2,094	2
Additional paid-in capital	6,252,451	2,498
Deficit accumulated during the development stage	(6,908,607)	(507,612)

Total Stockholders' Deficit	(653,586)	(505,112)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14	$264

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on August 13,
	For the Years Ended		2009 Through
	August 31,		August 31,
	2011	2010	2011
		(Restated)

REVENUE	$-	$-	$-

OPERATING EXPENSES

General and administrative expenses	252,072	50,823	302,939
Impairment of intangible assets	500,000	-	500,000
Professional fees	4,891,171	428,950	5,323,948

Total Operating Expenses	5,643,243	479,773	6,126,887

LOSS FROM OPERATIONS	(5,643,243)	(479,773)	(6,126,887)

OTHER EXPENSES

Loss on settlement of debt	(701,078)	-	(701,078)
Interest expense	(56,674)	(23,968)	(80,642)

Total Other Expenses	(757,752)	(23,968)	(781,720)

LOSS BEFORE INCOME TAXES	(6,400,995)	(503,741)	(6,908,607)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(6,400,995)	$(503,741)	$(6,908,607)

BASIC AND DILUTED LOSS PER SHARE	$(16.50)	$(27.99)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	388,047	18,000

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.

(An Development Stage Company)

Statements of Stockholders' Deficit

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at inception on August 13, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued to founder at $0.00001 per share	-	-	18,000	2	(2)	-	-

Contributed capital	-	-	-	-	2,500	-	2,500

Net loss for the period from inception on August 13, 2009 through August 31, 2009	-	-	-	-	-	(3,871)	(3,871)

Balance, August 31, 2009	-	-	18,000	2	2,498	(3,871)	(1,371)

Net loss for the year ended August 31, 2010	-	-	-	-	-	(503,741)	(503,741)

Balance, August 31, 2010	-	-	18,000	2	2,498	(507,612)	(505,112)

Series F preferred stock issued for cash at $0.01 per share	500,000	50	-	-	4,236	-	4,286

Series E preferred stock issued for cash at $1.00 per share	45,000	4	-	-	44,996	-	45,000

Common stock issued for cash at $1.43 per share	-	-	500	1	716	-	717

Common shares cancelled	-	-	(405)	-	-	-	-

Series A preferred stock issued for services at $1,000 per share

Series B preferred stock issued for services at $0.76 per share	500,000	50	-	-	380,689	-	380,739

Series D preferred stock issued for services at $2.50 per share	100,000	10	-	-	249,990	-	250,000

Common stock issued for services at $10.10 per share	-	-	349,005	35	3,525,575	-	3,525,610

Series B preferred stock issued for debt at $0.01 per share	1,775,000	178	-	-	20,497	-	20,675

Series E preferred stock issued to convert debt at $1.00 per share	88,900	9	-	-	88,891	-	88,900

Series E preferred stock issued for services at $1.00 per share	150,000	15	-	-	149,985	-	150,000

Common stock issued for debt at $11.61 per share	-	-	64,595	6	750,146	-	750,152

Series E preferred stock issued in exchange for series B preferred stock, series D preferred stock, common stock, and debt at $0.64 per share	1,603,032	160	(276,585)	(28)	1,026,314	-	1,026,446

Common stock issued upon conversion of series E preferred stock	(20,788)	(1)	20,788,000	2,079	(2,078)	-	-

Fractional shares	(20)	-	10	(1)	(3)	-	(4)

Net loss for the year ended August 31, 2011	-	-	-	-	-	(6,400,995)	(6,400,995)

Balance, August 31, 2011	4,741,134	$476	20,943,120	$2,094	$6,252,451	$(6,908,607)	$(653,586)

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(An Development Stage Company)
Statements of Cash Flows

			From Inception
			on August 13,
	For the Years Ended		2009 Through
	August 31,		August 31,
	2011	2010	2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,400,995)	$(503,741)	$(6,908,607)
Adjustments to reconcile net loss to net used in operating activities:
Expenses paid on behalf of the Company by a related party	428,120	43,889	475,105
Impairment of intangible assets	500,000	-	500,000
Loss on settlement of debt	701,078		701,078
Related party notes payable issued for services	60,000	325,000	385,000
Notes payable issued for services	142,600	-	142,600
Preferred stock issued for services	790,738	-	790,738
Common stock issued for services	3,525,610	-	3,525,610
Changes in operating assets and liabilities
Accounts payable	52,185	9,056	62,741
Accrued interest	56,674	23,968	80,642
Accrued salaries	100,000	90,000	190,000

Net Cash Used in Operating Activities	(43,990)	(11,828)	(55,093)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payables	34,240	8,867	43,107
Payments toward related-party payables	(40,500)	-	(40,500)
Proceeds from the sale of preferred stock	49,286	-	49,286
Proceeds from the sale of common stock	714	-	714
Contributed capital	-	-	2,500

Net Cash Provided by Financing Activities	43,740	8,867	55,107

NET INCREASE (DECREASE) IN CASH	(250)	(2,961)	14
CASH AT BEGINNING OF PERIOD	264	3,225	-
NET CASH AT END OF PERIOD	$14	$264	$14

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$17,901	$-	$17,901
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Related party note payable issued for purchase of intangible assets	$500,000	$-	$500,000
Preferred stock issued in conversion or settlement of debt	$1,133,145	$-	$1,133,145
Common stock issued in conversion or settlement of debt	$54,079	$-	$54,079

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011 and 2010

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Flameret, Inc. (“the Company”) was incorporated in the state of Nevada on August 13, 2009 (“Inception”).  On October 26, 2010, the board of directors voted to approve the re-domiciling of the Company from Nevada to Wyoming. The Company was formed to market a range of liquid fire retardants and treatments, initially in the textile industries.  The company will market an innovative range of fire barriers for the mattress industry, and for industrial apparel.  Our products will aim to revolutionize the mattress and furniture materials usage industry by creating a non-toxic product which does not change the feel or texture of the end product.  Our products will also meet the legislation standards that have been passed and are set to go into effect in the near future, thus making these textile products easier to handle, cost effective and comfortable, as well as being non-toxic, environmentally friendly, and safe for the end user.

Basis of Presentation

The accompanying financial statements and related notes include the activity of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-K.

Development Stage Company Classification

The Company is considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. This standard requires companies to report their operations, shareholders equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. Management has provided financial data since inception (August 13, 2009).

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

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011 and 2010

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets (Continued)

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  During the years ended August 31, 2011 and 2010 the Company recognized impairment expense of $500,000 and $-0-, respectively.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended August 31, 2011 and 2010, nor were any interest or penalties accrued as of August 31, 2011 and 2010.

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

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding convertible preferred stock.  Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011 and 2010

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss per Share (Continued)

For the year ended August 31, 2011 and 2010, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	August 31,
	2011	2010
Series B Convertible Preferred Stock	23,303,571	-
Series E Convertible Preferred Stock	2,066,164,000	-
Series F Convertible Preferred Stock	21,429	-
Total	2,089,489,000	-

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 13, 2009. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values.

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

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011 and 2010

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

NOTE 3 – RELATED-PARTY TRANSACTIONS

Fiscal year end August 31, 2011

During the year ended August 31, 2011, the Company received $34,240 in additional cash loans from various related parties, and had $428,123 in expenses paid on its behalf by related parties. The Company made cash payments on these notes totaling $40,500 during the year ended August 31, 2011.  The Company also incurred new loans to related parties in the amount of $560,000 in exchange for intangible assets and professional services.

During the year ended August 31, 2011, the Company issued 48,000 post-split (see Note 5) shares of common stock (48,000,000 pre-split shares) in settlement of $34,550 of related party notes payable.  The fair value of the common stock issued was $555,000 resulting in a loss on settlement of related party debt of $515,450.

On July 19, 2011, certain of these related-party note holders agreed to convert either all or a portion of their respective notes into shares of the Company’s Series E preferred stock.  A total of $1,026,447 in related-party notes payable were converted, along with 276,585 shares of the Company’s common stock, 100,000 shares of series B preferred stock, and 100,000 shares of series D preferred stock, into 1,803,032 shares of the Company’s Series E preferred stock (see Note 5).

Total related party notes payable as of August 31, 2011 were $151,717.  Of this total, $46,152 of related party notes payable are unsecured, bear interest at 8 percent per annum, and is due on demand.  The remaining $105,565 of related party notes payable is unsecured, bears no interest, and is due on demand.

As of August 31, 2011, the Company owes accrued salaries to officers and employees of $190,000.

Fiscal year end August 31, 2010

Through August 31, 2010 and 2009, the Company has borrowed $55,852 and $3,096, respectively from related parties to fund continuing operations.  These notes accrue interest at eight percent per annum, are due on demand and are uncollateralized.  The Company has accrued interest of $4,468 as of August 31, 2010 related to the note payable due to officers of the Company.

On August 13, 2009, the Company issued 18,000 post-split shares of common stock (18,000,000 pre-split) as founder’s shares at the par value of $0.0001.  On August 13, 2009, the Company received $2,500 in capital contributed from the Company’s founder and CEO.

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011 and 2010

NOTE 3 – RELATED-PARTY TRANSACTIONS (Continued)

Fiscal year end August 31, 2010 (Continued)

Related party notes payable as of August 31, 2011 and 2010, consist of the following:

	August 31,
	2011	2010
Note payable to a Company director, bearing interest at 8%, unsecured, due on demand	$46,152	$55,852
Note payable to a related party, bearing interest at 6%, unsecured, due on demand	-	175,000
Note payable to a related party, bearing no interest, unsecured, due on demand	22,500	-
Note payable to a related party, bearing no interest, unsecured, due on demand	30,000	-
Note payable to a related party, bearing no interest, unsecured, due on demand	53,065	-
Total	$151,717	$230,582

NOTE 4 – NOTES PAYABLE

Fiscal year end August 31, 2011

During the year ended August 31, 2011, the Company borrowed an additional $142,600 from various third parties in exchange for services rendered to the Company.  During the year ended August 31, 2011, $124,100 was converted into a combination of 1,595 post-split shares of the Company’s common stock (1,595,000 pre-split shares), 1,775,000 shares of the Company’s series B preferred stock, and 88,900 shares of the Company’s series E preferred stock.  Of the remaining notes, $20,000 bears interest at 12 percent per annum and $148,500 at six percent per annum.  All of the notes payable to unrelated parties are unsecured and are due on demand. The Company has accrued interest payable of $19,620 on the notes payable as of August 31, 2011.

Fiscal year end August 31, 2010

During the year ended August 31, 2010, the Company executed $325,000 in notes payable in exchange for services rendered to the Company.  The notes are unsecured, bear interest at six percent and are due on demand. The Company has accrued interest payable of $19,500 on the notes payable as of August 31, 2010. At August 31, 2010, the Company owed $150,000 in notes payable to unrelated parties.

Notes payable as of August 31, 2011 and 2010, consist of the following:

	August 31,
	2011	2010
Note payable to an unrelated third party finance company, bearing interest at 6%, unsecured, due on demand	$49,500	$50,000
Note payable to an unrelated third party finance company, bearing interest at 6%, unsecured, due on demand	49,500	50,000
Note payable to an unrelated third party finance company, bearing interest at 6%, unsecured, due on demand	49,500	50,000
Note payable to an unrelated third party, bearing interest at 12%, unsecured, due on demand	20,000	-
Total	$168,500	$150,000

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011 and 2010

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of August 31, 2011, the Company is authorized to issue one hundred million (100,000,000) shares of $0.0001 par value preferred stock comprised of the following share denominations: one million (1,000,000) shares of series A preferred stock, ten million (10,000,000) shares of series B preferred stock, ten million (10,000,000) series C preferred stock, thirty million (30,000,000) shares of series D preferred stock, thirty million (30,000,000) shares of series E preferred stock, and ten million (10,000,000) shares of series F preferred stock.

On November 10, 2010, the Company issued 10 shares of series A preferred stock for services at $1,000 per share, for an aggregate value of $10,000.

On December 23, 2010, the Company issued 100,000 shares of series D preferred stock for services at $2.50 per share, for an aggregate value of $250,000.

On January 25, 2011, the Company issued 400,000 shares of series B preferred stock for services at $0.01 per share, for an aggregate value of $5,739.  Additionally, the Company issued 1,775,000 shares of series B preferred stock upon conversion of debts at $0.01 per share, for an aggregate value of $20,675.

On April 6, 2011, the Company issued 100,000 shares of series B preferred stock for services at $3.75 per share, for an aggregate value of $375,000.

On May 15, 2011 the Company issued 500,000 shares of series F preferred stock for cash at $0.009 per share, for an aggregate value of $4,286.

On July 19, 2011 the Company issued 1,803,032 shares of series E preferred stock pursuant to the conversion of 276,585 post-split shares of common stock (276,585,000 pre-split shares), 100,000 shares of series B preferred stock, 100,000 shares of series D preferred stock, and certain debts to related parties totaling $1,026,447.  The Company recorded an increase to additional paid-in capital in the amount of $430,239 pursuant to this transaction.

On August 2, 2011, the Company issued 45,000 shares of series E preferred stock for cash at $1.00 per share, yielding total cash proceeds of $45,000.

On August 3, 2011 the Company converted 788 shares of series E preferred stock into 788,000 shares of the Company’s common stock pursuant to the conversion terms of the preferred stock.  Additionally, the Company issued 150,000 shares of series E preferred stock for services rendered.  These shares were valued at $1.00 per share, for total compensation expense of $150,000.

On August 10, 2011 the Company issued 88,900 shares of series E preferred stock upon the conversion of debts payable to an unrelated entity.  The fair value of the shares issued was $88,900, or $1.00 per share

On August 30, 2011 the Company converted 20,000 shares of series E preferred stock into 20,000,000 shares of common stock pursuant to the conversion terms of the preferred stock.

Common Stock

As of August 31, 2011, the Company is authorized to issue five hundred million (500,000,000) shares of $0.0001 par value common stock. On July 11, 2011 the board of directors voted to approve a 1 for 1,000 reverse stock-split of shares of the Company’s common stock, effective August 1, 2011.  Stockholders’ equity and common stock activity for all periods presented have been restated to give retroactive recognition to the changes in authorized shares and par values, and to give retroactive recognition to the reverse stock split.  In addition, all references in the financial statements, to weighted average number of shares, per share amounts, and market prices of the Company’s common stock have been restated with respect to the aforementioned amendments.

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011 and 2010

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

On August 13, 2009, the Company issued 18,000 founder’s shares at a value of $-0-.  Also on August 13, 2009, the Company received $2,500 in capital contributed from the Company’s founder and CEO.

On November 9, 2010, the Company issued 36,000 post-split shares of common stock (36,000,000 pre-split shares) in partial settlement of debt on previously executed convertible notes payable.  The fair value of the shares of stock issued was  $540,000, or $15 per share based on the quoted market price of the shares on the date of issuance, and the amount of debt that was forgiven was equal to $3,600.  As such, the Company recorded a loss on settlement of debt in connection with the transaction of $536,400.

On November 30, 2010, the Company cancelled 405 shares of common stock erroneously issued as founders’ shares.

On December 23, 2011, the Company issued 100 post-split shares of common stock (100,000 pre-split shares) for services at $40 per share, for total value received of $4,000.

On January 20, 2011, the Company issued 250,000 post-split shares of common stock (250,000,000 pre-split shares) for services at $10 per share, for an aggregate total of $2,500,000.

On January 20, 2011, the Company issued 9,000 post-split shares of common stock (9,000,000 pre-split shares) in partial settlement of debt on previously executed convertible notes payable.  The shares of stock issued were recorded at $90,000, or $10 per share based on the quoted market price of the shares on the date of issuance, and the amount of debt that was forgiven was equal to $900.  As such, the Company recorded a loss on settlement of debt in connection with the transaction of $89,100.

On January 25, 2011 the Company issued 1,595 post-split shares of common stock (1,595,000 pre-split shares) in settlement of debts on previous executed notes payable.  The shares of stock issued were recorded at $15,153, or $9.50 per share based on the quoted market price of the shares on the date of issuance, and the amount of debt that was forgiven was equal to $15,950.  As such, the Company recorded a gain on settlement of debt in connection with the transaction of $797.

On January 27, 2011, the Company issued 35,500 post-split shares of common stock (35,500,000 pre-split shares) for services at $25 per share, for an aggregate total of $887,500.

On January 28, 2011 the Company issued 3,000 post-split shares of common stock (3,000,000 pre-split shares) in settlement of debt.  The shares were valued at $25 per share, based on the quoted market price of the shares on the date of issuance, resulting in a total amount of $75,000.

On March 14, 2011 the Company issued 2,000 post-split shares of common stock (2,000,000 pre-split shares) for services at $10 per share, for an aggregate total of $20,000.

On April 15, 2011, the Company issued 8,000 post-split shares of common stock (8,000,000 pre-split shares) for services at $2.00 per share, for an aggregate total of $16,000.

On May 15, 2011, the Company issued 500 post-split shares of common stock (500,000 pre-split shares) for cash at $1.42 per share, for an aggregate total of $717.

On June 6, 2011 the Company issued 46,905 post-split shares of common stock (46,905,000 pre-split shares) for services at $2.00 per share, for an aggregate total of $93,810.  The Company also issued 15,000 post-split shares of common stock (15,000,000 pre-split shares) in settlement of debts.  These shares were valued at $30,000, or $2.00 per share based on the quoted market price of the shares on the date of issuance.

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011 and 2010

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

On June 30, 2011 the Company issued 1,500 post-split shares of common stock (1,500,000 pre-split shares) for services at $1.20 per share, for an aggregate total of $1,800.

On July 19, 2011 the Company issued 1,803,032 shares of series E preferred stock pursuant to the conversion of 276,585 post-split shares of common stock (276,585,000 pre-split shares), 100,000 shares of series B preferred stock, 100,000 shares of series D preferred stock, and certain debts to related parties totaling $1,026,447.  The Company recorded an increase to additional paid-in capital in the amount of $430,239 pursuant to this transaction.

On August 3, 2011 the Company issued 788,000 shares of common stock upon conversion of 788 shares of series E preferred stock.  In addition, the Company issued 5,000 shares of common stock for services at $0.50 per share, for an aggregate value of $2,500.

On August 30, 2011 the Company issued 20,000,000 shares of common stock upon conversion of 20,000 shares of series E preferred stock pursuant to the conversion terms of the preferred stock.

NOTE 6 – INCOME TAXES

The Company follows ASC 740, under which deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	August 31, 2011	August 31, 2010
Income tax benefit attributable to:
Net operating loss	$(2,176,338)	$(171,272)
Preferred stock issued for services	268,851	-
Common stock issued for services	1,198,707	-
Impairment expense	170,000	-
Change in valuation allowance	538,780	171,272
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	August 31, 2011	August 31, 2010
Deferred tax asset attributable to:
Net operating loss carry forwards	$(2,348,926)	$(172,588)
Preferred stock issued for services	268,851	-
Common stock issued for services	1,198,707	-
Contributed services	850	850
Impairment expense	170,000	-
Valuation allowance	710,518	171,738
Net deferred tax asset	$-	$-

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011 and 2010

NOTE 6 – INCOME TAXES (Continued)

The Company’s zero percent effective tax rate for each year, as compared to the 34 percent statutory rate, results from non-deductible stock based compensation and the change in valuation allowance.

At August 31, 2011, the Company had an unused net operating loss carry-forward of approximately $2,089,000 that is available to offset future taxable income; the loss carry-forward will begin to expire in 2031.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to August 31, 2011, the Company issued 155,585,000 shares of common stock upon conversion of 155,510 shares of series E preferred stock, and 50,000 shares of series B preferred stock.  The Company also issued 8,000,000 shares of common stock to various third parties for services valued at $2,240,000.

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

Name	Age	Position	Director Since
Christopher Glover	65	Chief Executive Officer, and Director	August 13, 2009
John Meredith	59	CFO
Susan Allwork	53	Secretary	January 25, 2011
John Glover	29	Vice President of Sales

MANAGEMENT BIOGRAPHIES

Christopher Glover; B.Sc., Chief Executive Officer, President, Chief Financial Officer, Secretary

Mr. Christopher Glover, age 65

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

John Meredith, CFO

John Meredith, Age 59

A senior corporate finance professional with over 40 years of experience in the service industry sector. Proven man-management skills with an ability to focus on longer-term objectives without losing sight of detail and accuracy. Skill-set includes adding insight into analytical, design and problem-solving scenarios with a strong hands-on bias. Dedicated to maintaining high quality standards.

University-educated with a business degree together with internationally recognized accounting qualifications (Institute of Financial Accountants). Most recent positions have been in operational management roles in PFI funding, on-line ticketing, property development/management and financial controls/reporting within the service and retail sectors. Spent six years as CFO to a multi-national software development group in the after-sales motor industry with responsibility for UK and US reporting. Married, with three children all in their twenties who are (supposedly) independent now!

John William Glover, Vice President of Sales

John William Glover BA, Age 29

PERSONAL PROFILE, Account and marketing professional, specializing in online, Worked in Digital Client Service roles for 4 years

KEY SKILLS/KNOWLEDGE,  Marketing Skills – Online search marketing with experience in PPC, CPA and CPC, marketing strategy planning, brand management, SEO and affiliate management and development, Multivariate testing. Online marketing development and campaign development. Exhibition planning and management. Competitor analysis and customer sign-up and retention strategies.

Planning and Organization, Prioritizing own work flow to meet deadlines, and organisation of marketing schedules. Leading major projects and people as project leader and ensuring the business goals are achieved within timescale and budget.

IT Skills, An excellent understanding of Microsoft Word, Excel, PowerPoint and the Internet (IE, Chrome and FireFox), some knowledge of Access. Reasonable knowledge of Apple Macs.

QUALIFICATIONS, BA (Hons) Degree, Business Studies, Leeds Metropolitan University, Sept. 2002 - June 2005, Dissertation was in online music distribution, A-levels: Economics, Design & Technology, Physical Education and AS Biology, 10 GCSEs Grades A - C, including Maths and English, Cranbrook School, Cranbrook, Kent, Jan. 1996 - June 2002, John Hanson School, Andover, Hampshire, Sept,

Have extensive and up-to-date knowledge and experience in:

•

Digital areas including PPC< SEO, Display, analytics and affiliate, Action all client contact report issues and feedback to Senior Account Manager, Ensure all issues are addressed and managed and that clients and Account Director is continually updated and informed

•

Checking and reviewing campaign performance, Communicating client information to team, Regularly reviewing competitor activity and industry trends, Maintain up to date knowledge of search engines product and service offerings, Update and maintain CRM system records

•

Compile end of month progress reports for the each campaign, Construct activity planners, Write production briefs on each campaign, Complete quote requests/forecasts for campaigns

•

Producing proposals showing clear account development options for clients, Increasing GP from clients including doubling profit from key clients, Advocating cross channel activity, Dedicating tasks to account executives and production, Fire Marshall and First Aider including suzuki4.co.uk, Managing the creation of national online advertising, Trafficking online advertising using DART, In depth monthly and weekly reporting ad analysis on a number of sites, Ensuring jobs are completed on time and to budget

•

Conducting competitor analysis, Managing the creation of sites and micro-sites, Writing creative briefs, Creating estimates and time-plans, Managed a number of successful email marketing campaigns, Involved with Suzuki at the London Motor Show

INTERESTS, Sport: MMA, football, basketball and taking part in triathlons, Music: Avid collector with a very eclectic taste and also play guitar, Events: Events organiser at university, Languages: Currently studying Russian, Other: Socialising, Classic, international and contemporary films, video games and classic Russian literatureequest.

Limitation of Liability of Directors

Pursuant to the Wyoming General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

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

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company's Audit Committee during fiscal 2011, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the years ended August 31, 2011 and 2010:

Summary Compensation Table

Name and Principal Position (a)	Fiscal Year (b)	Salary (c)	Stock Awards (e)(1)	Option Awards (f)(1)	All Other Compensation	Total Compensation

Christopher Glover, CEO (2)	2011	$-0-	$1,760,000	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-
Susan Allwork, Secretary	2011	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-
John Meredith, CFO	2011	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-
John Glover, VP of Sales	2011	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-

(1) The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended August 31, 2011 and 2010, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2010.  Assumptions used in the calculation of this amount are included in Note 3 of our audited financial statements for the fiscal year ended August 31, 2011 included in Part II, Item 7, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(2) On August 13, 2009 the Company sold 18,000 founder’s shares of restricted common stock. These shares were recorded as founders’ shares and, as such, are not considered compensation.

Employment Agreements

We have not entered into any employment agreements.  Our CEO, Christopher Glover has worked without compensation and has no agreement to defer any compensation.

Outstanding Equity Awards at Fiscal Year End

We have no outstanding equity awards, including common stock options.

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the year ended August 31, 2011.

Name (a)	Year	Stock Awards ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (g)(1)	Total ($) (h)
Susan Allwork	2011	$-0-	$-0-	$-0-	$-0-

The amounts in columns (c) and (d) reflect the dollar amount recognized for financial statement reporting purposes for the year ended August 31, 2011, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2010.  Assumptions used in the calculation of this amount are included in Note 3 of our audited financial statements for the year ended August 31, 2011 included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(1) On August 13, 2009 the Company sold 18,000 founder’s shares of restricted common stock. These shares were recorded as founders’ shares and, as such, are not considered compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on August 31, 2011, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after August 31, 2011 through the exercise of any option, warrant or other right.  The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o Flameret, Inc, 1810 E. Sahara Ave, Suite 1429, Las Vegas, NV 89104.

	Common Stock			Series A Preferred Stock
Name of Beneficial Owner (1)	Number of Shares		Percentage of Class(2)	Number of Shares	Percentage of Class(3)

Christopher Glover, CEO and Director	20,110,100	(3)	96%	10	100%
Susan Allwork, Secretary and Director	-0-		-0-%	-0-	-0-%
John Glover, VP Marketing	25,000		1%	-0-	-0-%
John Meredith, CFO	-0-		-0-%	-0-	-0-%
Directors and Officers as a Group (4 person)	20,135,100	(4)	97%	-0-	-0-%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.

(2) Percentage of beneficial ownership is based upon 20,943,120 shares of Common Stock outstanding as of August 31, 2011. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of August 31, 2011, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3) Includes 20,100,100 common shares owned by Mr. Glover’s wife.

(4) Includes 20,100,100 common shares owned by Mr. Glover’s wife.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Through August 31, 2011 and 2010, the Company has borrowed $34,240 and $8,867, respectively from related parties to fund continuing operations.  These notes accrue interest at eight percent per annum, are due on demand and are uncollateralized.  The Company has accrued interest of $57,564 as of August 31, 2011 related to the note payable due to officers of the Company.

On August 13, 2009, the Company issued 18,000 founder’s shares at the par value of $0.0001.  On August 13, 2009, the Company received $2,500 in capital contributed from the Company’s founder and CEO.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for August 31, 2011 and 2010.

	August 31,	August 31,
	2011	2010
Audit fees:	$7,000	$6,500
Audit-related fees:	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$7,000	$6,500

We do not have an Audit Committee.  Our board of directors acted as the Company's Audit Committee during the fiscal year ended August 31, 2011, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

Item 15. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	09/21/09
3.1A	Articles of Incorporation		S-1		3.1A	11/17/09
3.2	Bylaws		S-1		3.2	09/21/09
5.1	Legal Opinion of Leo Moriarty, Attorney (March 1, 2010)		S-1		5.1	03/01/10
10.1	Patent license agreement between Flameret, Inc. and United American, Inc.		S-1		10.1	11/17/09
23.2(9)	Consent of M&K CPAS, PLLC		S-1		23.2(9)	03/01/10
31.1	Certification of Mr. Glover pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Mr. Meredith pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Mr. Glover pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Mr. Meredith pursuant to Section 302 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAMERET, INC.

By: /s/ Christopher Glover

Christopher Glover

President, Chief Executive Officer,

Treasurer, and Director

(Principal Executive Officer, )

Date: December 28, 2011

By: /s/ John Meredith

John Meredith

Chief Financial Officer,

(Principal Accounting Officer)

Date: December 28, 2011