Form 10-Q
period 2011-11-30
Flameret, Inc.
filed 2012-01-17
CIK 1472147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 178,028,120 shares of $0.0001 par value common stock, 10 shares of $0.0001 par value series A preferred stock, 2,135,000 shares of $0.0001 par value series B preferred stock, 1,975,654 shares of $0.0001 par value series E preferred stock, and 500,000 shares of $0.0001 par value series F preferred stock outstanding as of January 11, 2012.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLAMERET, INC.
(An Development Stage Company)
Condensed Balance Sheets

ASSETS

	November 30,	August 31.
	2011	2011
CURRENT ASSETS	(Unaudited)

Cash	$427	$14
Prepaid expenses	17,935	-

Total Current Assets	18,362	14

TOTAL ASSETS	$18,362	$14

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$75,656	$62,741
Accrued interest	84,165	80,642
Accrued salaries	214,932	190,000
Notes payable - related parties	128,479	151,717
Notes payable - non-related parties	168,500	168,500

Total Current Liabilities	671,732	653,600

TOTAL LIABILITIES	671,732	653,600

STOCKHOLDERS' EQUITY (DEFICIT)

Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 10 and shares issued and outstanding, respectively	1	1
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 2,135,000 and 2,175,000shares issued and outstanding, respectively	214	218
Series C Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Series D Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, -0- shares issued and outstanding, respectively	-	-
Series E Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, 1,975,614 and 2,066,124shares issued and outstanding, respectively	198	207
Series F Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, 500,000 and -0- shares issued and outstanding, respectively	50	50
Common stock, $0.0001 par value, 1,800,000,000 shares authorized, 178,028,120 and 20,943,120 shares issued and outstanding, respectively	17,803	2,094
Additional paid-in capital	6,361,755	6,252,451
Deficit accumulated during the development stage	(7,033,391)	(6,908,607)

Total Stockholders' Equity (Deficit)	(653,370)	(653,586)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,362	$14

The accompanying notes are an integral part of these condensed financial statements.

FLAMERET, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			From Inception
			on August 13,
	For the Three Months Ended		2009 Through
	November 30,		November 30,
	2011	2010	2011

REVENUE	$-	$-	$-

OPERATING EXPENSES

General and administrative expenses	44,681	27,133	347,620
Impairment of asset	-	-	500,000
Professional fees	76,580	11,932	5,400,528

Total Operating Expenses	121,261	39,065	6,248,148

LOSS FROM OPERATIONS	(121,261)	(39,065)	(6,248,148)

OTHER EXPENSES

Loss on settlement of debt	-	(536,400)	(701,078)
Interest expense	(3,523)	(5,992)	(84,165)

Total Other Expenses	(3,523)	(542,392)	(785,243)

LOSS BEFORE INCOME TAXES	(124,784)	(581,457)	(7,033,391)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(124,784)	$(581,457)	$(7,033,391)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(21.77)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	108,616,691	26,703

The accompanying notes are an integral part of these condensed financial statements.

FLAMERET, INC.
(A Development Stage Company)
Condensed Statements of Stockholder's Deficit
(Unaudited)
														Deficit Accumulated During the Development Stage	Total
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at inception on August 13, 2009	-	$ -	-	$ -	-	$ -	-	$ -	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued to founder at $0.00001 per share	-	-	-	-	-	-	-	-	-	-	18,000	2	(2)	-	-
Contributed capital	-	-	-	-	-	-	-	-	-	-	-	-	2,500	-	2,500
Net loss for the period from inception on August 13, 2009 through August 31, 2009	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,871)	(3,871)
Balance, August 31, 2009	-	-	-	-	-	-	-	-	-	-	18,000	2	2,498	(3,871)	(1,371)
Net loss for the year ended August 31, 2010	-	-	-	-	-	-	-	-	-	-	-	-	-	(503,741)	(503,741)
Balance, August 31, 2010	-	-	-	-	-	-	-	-	-	-	18,000	2	2,498	(507,612)	(505,112)
Series F preferred stock issued for cash at $0.01 per share	-	-	-	-	-	-	-	-	500,000	50	-	-	4,236	-	4,286
Series E preferred stock issued for cash at $1.00 per share	-	-	-	-	-	-	45,000	4	-	-	-	-	44,996	-	45,000
Common stock issued for cash at $1.43 per share	-	-	-	-	-	-	-	-	-	-	500	1	716	-	717
Common shares cancelled	-	-	-	-	-	-	-	-	-	-	(405)	-	-	-
Series A preferred stock issued for services at $1,000 per share	10	1	-	-	-	-	-	-	-	-	-	-	9,999	-	10,000
Series B preferred stock issued for services at $0.76 per share	-	-	500,000	50	-	-	-	-	-	-	-	-	380,689	-	380,739
Series D preferred stock issued for services at $2.50 per share	-	-	-	-	100,000	10	-	-	-	-	-	-	249,990	-	250,000
Common stock issued for services at $10.10 per share	-	-	-	-	-	-	-	-	-	-	349,005	35	3,525,575	-	3,525,610
Series B preferred stock issued for debt at $0.01 per share	-	-	1,775,000	178	-	-	-	-	-	-	-	-	20,497	-	20,675
Series E preferred stock issued to convert debt at $1.00 per share	-	-	-	-	-	-	88,900	9	-	-	-	-	88,891	-	88,900
(Continued)

FLAMERET, INC.
(A Development Stage Company)
Condensed Statements of Stockholder's Deficit
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Series E preferred stock issued for services at $1.00 per share	-	-	-	-	-	-	150,000	15	-	-	-	-	149,985	-	150,000
Common stock issued for debt at $11.61 per share	-	-	-	-	-	-	-	-	-	-	64,595	6	750,146	-	750,152
Series E preferred stock issued in exchange for series B preferred stock, series D preferred stock, common stock, and debt at $0.64 per share	-	-	(100,000)	(10)	(100,000)	(10)	1,803,032	180	-	-	(276,585)	(28)	1,026,314	-	1,026,446
Common stock issued upon conversion of series E preferred stock	-	-	-	-	-	-	(20,788)	(1)	-	-	20,788,000	2,079	(2,078)	-	-
Fractional shares	-	-	-	-	-	-	20	-	-	-	10	(1)	(3)	-	(4)
Net loss for the year ended August 31, 2011	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,400,995)	(6,400,995)
Balance, August 31, 2011	10	1	2,175,000	218	-	-	2,066,164	207	500,000	50	20,943,120	2,094	6,252,451	(6,908,607)	(653,586)
Series B preferred stock issued for cash at $2.25 per share (unaudited)	-	-	10,000	1	-	-	-	-	-	-	-	-	22,499	-	22,500
Series E preferred stock issued for cash at $1.00 per share (unaudited)	-	-	-	-	-	-	29,000	3	-	-	-	-	28,997	-	29,000
Series E preferred stock issued for services at $1.00 per share (unaudited)	-	-	-	-	-	-	36,000	4	-	-	-	-	35,996	-	36,000
Common stock issued upon conversion of series B preferred stock (unaudited)	-	-	(50,000)	(5)	-	-	-	-	-	-	75,000	8	(3)	-	-
Common stock issued upon conversion of series E preferred stock (unaudited)	-	-	-	-	-	-	(155,510)	(16)	-	-	155,510,000	15,551	(15,535)	-	-
Common stock issued for prepaid services at $0.03 per share (unaudited)	-	-	-	-	-	-	-	-	-	-	1,500,000	150	37,350	-	37,500
Net loss for the three months ended November 30, 2011 (unaudited)	-	-	-	-	-	-	-	-	-	-	-	-	-	(124,784)	(124,784)
Balance, November 30, 2011 (unaudited)	10	$ 1	2,135,000	$214	-	$ -	1,975,654	$198	500,000	$50	178,028,120	$17,803	$6,361,755	$(7,033,391)	$(653,370)

The accompanying notes are an integral part of these condensed financial statements.

FLAMERET, INC.
(An Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
				From Inception
				on August 13,
	For the Years Ended			2009 Through
	November 30,			November 30,
	2011	2010		2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(124,784)		$(581,457)	$(7,033,391)
Adjustments to reconcile net loss to net used by operating activities:
Expenses paid on behalf of the Company by a related party	9,058		2,111	484,163
Impairment of intangible assets	-		-	500,000
Loss on settlement of debt	-		536,400	701,078
Related party notes payable issued for services	-		10,000	385,000
Amortization of expenses prepaid with common stock	19,565		-	19,565
Notes payable issued for services	-		-	142,600
Preferred stock issued for services	36,000		-	826,738
Common stock issued for services	-		-	3,525,610
Changes in operating assets and liabilities:
Accounts payable	12,915		1,932	75,656
Accrued interest	3,523		5,992	84,165
Accrued salaries	24,932		24,932	214,932

Net Cash Used in Operating Activities	(18,791)		(90)	(73,884)

CASH FLOWS FROM INVESTING ACTIVITIES	-		-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party payables	53		-	43,160
Payments toward related-party payables	(32,349)		-	(72,849)
Proceeds from the sale of preferred stock	51,500		-	100,786
Proceeds from the sale of common stock	-		-	714
Contributed capital	-		-	2,500

Net Cash Provided by Financing Activities	19,204		-	74,311

NET INCREASE (DECREASE) IN CASH	413		(90)	427
CASH AT BEGINNING OF PERIOD	14		264	-

NET CASH AT END OF PERIOD	$427		$174	$427

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-		$-	$17,901
Income Taxes	-		-	-

NON CASH FINANCING ACTIVITIES:
Related party note payable issued for purchase of intangible assets	$-		$-	$500,000
Preferred stock issued in conversion of debt	$-		$-	$1,133,145
Common stock issued in conversion of debt	$-		$3,600	$54,079
Common stock issued upon conversion of preferred stock	$15,559	$		$15,559
Common stock issued for prepaid services	$37,500		$-	$37,500

The accompanying notes are an integral part of these condensed financial statements.

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

November 30, 2011 and August 31, 2011

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements.  The results of operations for the periods ended November 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 3 - GOING CONCERN

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

Management’s plan to support the Company in its operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company does not raise all of the money it needs from public offerings, it will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from its officers, directors or others. If the Company requires additional cash and is unable to raise it, it will either have to suspend operations until the cash is raised, or cease business entirely.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

November 30, 2011 and August 31, 2011

(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

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

For the period ended November 30, 2011 and for the year ended August 31, 2011, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	November 30,	August 31,
	2011	2011
Series B Convertible Preferred Stock	22,875,000	23,303,571
Series E Convertible Preferred Stock	1,975,654,000	2,066,164,000
Series F Convertible Preferred Stock	21,429	21,429
Total	1,998,550,429	2,089,489,000

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three month period ended November 30, 2011, the Company received $53 in additional cash loans from various related parties, and had $9,058 in expenses paid on its behalf by related parties. The Company made cash payments on these notes totaling $32,349 during the three months ended November 30, 2011.

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

November 30, 2011 and August 31, 2011

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS (CONTINUED)

Total related party notes payable as of November 30, 2011 were $128,479.  Of this total, $24,413 are unsecured, bear interest at 8 percent per annum, and is due on demand.  The remaining $104,066 is unsecured, bears no interest, and is due on demand.

As of August 31, 2011, the Company owes accrued salaries to officers and employees of $214,932.

NOTE 6 – STOCKHOLDERS’ EQUITY

Fiscal Year Ended August 31, 2011

On August 13, 2009, the Company issued 18,000 founder’s shares at a value of $-0-.  Also on August 13, 2009, the Company received $2,500 in capital contributed from the Company’s founder and CEO.

On November 9, 2010, the Company issued 36,000 shares of common stock in partial settlement of debt on previously executed convertible notes payable.  The shares of stock issued were recorded at $540,000, or $15 per share based on the quoted market price of the shares on the date of issuance, and the amount of debt that was forgiven was equal to $3,600.  As such, the Company recorded a loss on settlement of debt in connection with the transaction of $536,400.

On November 10, 2010, the Company issued 10 shares of series A preferred stock for services at $1,000 per share, for an aggregate value of $10,000.

On November 30, 2010, the Company cancelled 405 shares of common stock erroneously issued as founders’ shares.

On December 23, 2011, the Company issued 100 shares of common stock for services at $40 per share, for total proceeds of $4,000.

On December 23, 2010, the Company issued 100,000 shares of series D preferred stock for services at $2.50 per share, for an aggregate value of $250,000.

On January 20, 2011, the Company issued 250,000 shares of common stock for services at $10 per share, for an aggregate total of $2,500,000.

On January 20, 2011, the Company issued 9,000 shares of common stock in partial settlement of debt on previously executed convertible notes payable.  The shares of stock issued were recorded at $90,000, or $10 per share based on the quoted market price of the shares on the date of issuance, and the amount of debt that was forgiven was equal to $900.  As such, the Company recorded a loss on settlement of debt in connection with the transaction of $89,100.

On January 25, 2011 the Company issued 1,595 shares of common stock for the conversion of $15,950 in debts.  These shares were valued at approximately $10 per share, for an aggregate value of $15,154, resulting in a gain on settlement of debt in the amount of $796.

On January 25, 2011, the Company issued 400,000 shares of series B preferred stock for services at $0.01 per share, for an aggregate value of $5,739.  Additionally, the Company issued 1,775,000 shares of series B preferred stock upon conversion of debts at $0.01 per share, for an aggregate value of $20,675.

On January 27, 2011, the Company issued 38,500 shares of common stock for services at $30 per share, for an aggregate total of $962,500.

On March 14, 2011 the Company issued 2,000 shares of common stock for services at $10 per share, for an aggregate total of $20,000.

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

November 30, 2011 and August 31, 2011

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

On April 6, 2011, the Company issued 100,000 shares of series B preferred stock for services at $3.75 per share, for an aggregate value of $375,000.

On April 15, 2011, the Company issued 8,000 shares of common stock for services at $2.00 per share, for an aggregate total of $16,000.

On May 15, 2011, the Company issued 500 shares of common stock for cash at $1.42 per share, for an aggregate total of $714.

On May 15, 2011 the Company issued 500,000 shares of series F preferred stock for cash at $0.009 per share, for an aggregate value of $4,286.  Additionally, the Company issued 45,000 shares of series E preferred stock for cash at $1.00 per share, yielding total cash proceeds of $45,000.

On June 6, 2011 the Company issued 61,905 shares of common stock for services at $2.00 per share, for an aggregate total of $123,810.

On June 30, 2011 the Company issued 1,500 shares of common stock for services at $1.20 per share, for an aggregate total of $1,800.

On July 19, 2011 the Company converted 276,585 shares of common stock, along with certain debts and series B and D preferred shares, into 1,803,032 shares of the Company’s series E preferred stock.  The Company recognized a gain on conversion of $430,289 pursuant to this transaction.

On July 19, 2011 the Company issued 1,803,032 shares of series E preferred stock pursuant to the conversion of 276,585 shares of common stock, 100,000 shares of series B preferred stock, 100,000 shares of series D preferred stock, and certain debts to related parties totaling $1,026,447.  The Company recorded a gain on conversion of debts in the amount of 430,239 pursuant to this transaction.

On July 29, 2011 the Company elected to enact a 1:1,000 share reverse-split of its common stock.  All references to common stock in these financial statements have been retroactively restated so as to assume the effect of this reverse stock-split.

On August 3, 2011 the Company issued 788,000 shares of common stock upon conversion of 788 shares of series E preferred stock.  In addition, the Company issued 5,000 shares of common stock for services at $0.50 per share, for an aggregate value of $2,505.

On August 3, 2011 the Company converted 788 shares of series E preferred stock into 788,000 shares of the Company’s common stock.  Additionally, the Company issued 150,000 shares of series E preferred stock for services rendered.  These shares were valued at $0.50 per share, total compensation expense of $75,000.  The Company also issued 150,000 shares of series E preferred stock in payment of $75,000 in debts at $0.50 per share.

On August 10, 2011 the Company issued 88,900 shares of series E preferred stock upon the conversion of debts payable to an unrelated entity.  The debt converted in this transaction totaled $88,900, and the Company recorded a gain on conversion of debt in the amount of $44,450 pursuant to this conversion.

On August 30, 2011 the Company issued 20,000,000 shares of common stock upon conversion of 20,000 shares of series E preferred stock.

On August 30, 2011 the Company converted 20,000 shares of series E preferred stock into 20,000,000 shares of common stock.

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

November 30, 2011 and August 31, 2011

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

Three Months Ended November 30, 2011

On September 6, 2011, the Company issued 2,000 shares of series B preferred stock for cash at $1.25 per share, for an aggregate value of $2,500.

On September 10, 2011 the Company converted 52,880 shares of series E preferred stock into 52,880,000 shares of common stock pursuant to the conversion terms of the preferred stock.

On September 14, 2011, the Company issued 4,000 shares of series B preferred stock for cash at $2.50 per share, for an aggregate value of $10,000.

On September 15, 2011 the Company converted 8,330 shares of series E preferred stock into 8,330,000 shares of common stock pursuant to the conversion terms of the preferred stock.

On September 27, 2011, the Company issued 4,000 shares of series B preferred stock for cash at $2.50 per share, for an aggregate value of $10,000.

On October 6, 2011 the Company converted 8,500 shares of series E preferred stock into 8,500,000 shares of common stock pursuant to the conversion terms of the preferred stock.

On October 13, 2011 the Company issued a net total of 36,000 shares of series E preferred stock for services at $1.00 per share, resulting in an aggregate value of $36,000.  Also on October 13, 2011 the Company issued 1,500,000 shares of common stock for services at $0.025 per share, resulting an aggregate value of $37,500.

On October 24, 2011 the Company converted 7,800 shares of series E preferred stock into 7,800,000 shares of common stock pursuant to the conversion terms of the preferred stock.

On October 27, 2011 the Company converted 50,000 shares of series B preferred stock into 75,000 shares of common stock.

On October 31, 2011, the Company issued 29,000 shares of series E preferred stock for cash at $1.00 per share, for an aggregate value of $29,000.

On November 3, 2011 the Company converted 15,000 shares of series E preferred stock into 15,000,000 shares of common stock pursuant to the conversion terms of the preferred stock.

On November 4, 2011 the Company converted 63,000 shares of series E preferred stock into 63,000,000 shares of common stock pursuant to the conversion terms of the preferred stock.

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

We had a net loss of $124,784 and $581,457 for the three months ended November 30, 2011 and November 30, 2010, respectively.  Our accumulated deficit as of November 30, 2011 was $7,033,391.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended November 30, 2011

Revenues and Cost of Sales

We realized no revenues during the three months ended November 30, 2011 and 2010 with cost of sales of $-0-.

General and administrative expenses

Total general and administrative expenses for the three months ended November 30, 2011 and November 30, 2010 were $44,681 and $27,133, respectively.  The increase in our general and administrative expenses was due primarily to a corresponding increase in our sales efforts.

Professional fees

Professional fees for the three months ended November 30, 2011 and November 30, 2010 were $76,580 and $11,932, respectively. The increase in professional fees was primarily the result of our efforts to get current with our SEC filings.

Net loss

Our net loss for the three months ended November 30, 2011 and November 30, 2010 was $124,784 and $581,457, respectively. Our net operating loss consisted primarily of consulting fees, professional fees and stocks services expense incurred by the entity in anticipation of developing our flame-retardant products.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of November 30, 2011, we had a working capital deficit of $653,370.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  We used $18,791 of cash in our operating activities during the three months ending November 30, 2011. We received $53 of cash as a loan from a related party and $9,058 of our expenses were paid by a related party. In addition, we repaid $32,349 of related-party payables during the period. We also received $51,500 from the sale of common and preferred stock during those nine months to fund our operations.

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

To help address these financing and capital requirement issues we entered into two financing arrangements with Bibby Financial Services (“Bibby”) on September 6, 2011.  The first arrangement is a purchase order credit facility up to $250,000, whereby Bibby has agreed to make payments directly to certain Company suppliers in amounts up to 70% of the total supplier invoice, in exchange for a 2.50% purchase order discount fee (with a minimum fee of $1,500 per funding request).  The second arrangement is a receivables management and funding agreement with a credit facility up to $500,000.  Pursuant to this agreement, Bibby has agreed to make advances to the Company up to 80% of its net eligible accounts receivable, provided the Company can maintain a minimum quarterly volume of $200,000 in actual sales invoicing.  The Company will be charged a 1.50% factoring discount fee.  The Company anticipates the purchase order credit facility and the receivables management facility will help maintain a more steady cash flow upon the commencement of sales activities.

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

As of November 30, 2011, our cash balance was $427. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $7,033,391 and a working capital deficit of $653,370 at November 30, 2011, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of November 30, 2011, we had no employees, other than our CEO, Christopher Glover.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Christopher Glover, and Chief Financial Officer  John Meredith have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Glover and John Meredith concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

We have incurred recurring net losses from operations resulting in an accumulated deficit of $7,033,391 and a working capital deficit of $653,370 as of November 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  At November 30, 2011, our cash on hand was $427. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Flameret will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The company presently has a deficit of $653,370 in working capital.

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

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Mr. Christopher Glover beneficially owns the majority of our capital stock with voting rights. In this case, Mr. Glover will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

AS OUR SOLE DIRECTOR AND OFFICER AND OUR ASSETS ARE LOCATED IN ENGLAND, INVESTORS MAY BE LIMITED IN THEIR ABILITY TO ENFORCE CIVIL ACTIONS IN THE UNITED STATES AGAINST OUR DIRECTOR OR OUR ASSETS. YOU MAY NOT BE ABLE TO RECEIVE COMPENSATION FOR DAMAGES TO THE VALUE OF YOUR INVESTMENT CAUSED BY WRONGFUL ACTIONS BY OUR DIRECTOR OR OFFICERS.

Our assets are located in England and our director is a resident of England. Consequently, it may be difficult for United States investors to affect service of process within the United States on our director.  A judgment of a US court predicated solely upon such civil liabilities may not be enforceable in England by an English court if the US court in which the judgment was obtained did not have jurisdiction, as determined by the English court, in the matter. There is substantial doubt whether an original action could be brought successfully in England against any of our future assets or our director predicated solely upon such civil liabilities. You may not be able to recover damages as compensation for a decline in your investment.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 600,000,000 shares of capital stock consisting of 500,000,000 shares of common stock, par value $0.0001 per share, 1,000,000 shares of Series A preferred stock, par value $0.0001 per share, 10,000,000 shares of Series B preferred stock, par value $0.0001 per share, 10,000,000 shares of Series C preferred stock, par value $0.0001 per share, 30,000,000 shares of Series D preferred stock, par value $0.0001 per share, 30,000,000 shares of Series E preferred stock, par value $0.0001 per share, and 10,000,000 shares of Series F preferred stock, par value $0.0001 per share.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	09/21/09
3.1A	Articles of Incorporation		S-1		3.1A	11/17/09
3.2	Bylaws		S-1		3.2	09/21/09
5.1	Legal Opinion of Leo Moriarty, Attorney (March 1, 2010)		S-1		5.1	03/01/10
10.1	Patent license agreement between Flameret, Inc. and United American, Inc.		S-1		10.1	11/17/09
31.1	Certification of Mr. Glover pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Mr. Meredith pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Mr. Glover pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Mr. Meredith pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAMERET, INC..

By: /s/ Christopher Glover

Christopher Glover

President, Chief Executive Officer,

(Principal Executive Officer)

Date: January 12, 2012

 By: /s/ John Meredith

John Meredith

Chief Financial Officer

(Principal Accounting Officer)

Date: January 12, 2012