Form 10-Q/A
period 2011-11-30
Flameret, Inc.
filed 2012-01-23
CIK 1472147

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Flameret, Inc. (the “Company”) on Form 10-Q for the quarterly period ended November 30, 2011, filed with the Securities and Exchange Commission on January 17, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

 Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	09/21/09
3.1A	Articles of Incorporation		S-1		3.1A	11/17/09
3.2	Bylaws		S-1		3.2	09/21/09
5.1	Legal Opinion of Leo Moriarty, Attorney (March 1, 2010)		S-1		5.1	03/01/10
10.1	Patent license agreement between Flameret, Inc. and United American, Inc.		S-1		10.1	11/17/09
31.1	Certification of Mr. Glover pursuant to Section 302 of the Sarbanes-Oxley Act		10-Q	11/30/11	31.1	1/17/12
31.2	Certification of Mr. Meredith pursuant to Section 302 of the Sarbanes-Oxley Act		10-Q	11/30/11	31.2	1/17/12
32.1	Certification of Mr. Glover pursuant to Section 906 of the Sarbanes-Oxley Act		10-Q	11/30/11	32.1	1/17/12
32.2	Certification of Mr. Meredith pursuant to Section 906 of the Sarbanes-Oxley Act		10-Q	11/30/11	32.2	1/17/12
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAMERET, INC..

By: /s/ Christopher Glover

Christopher Glover

President, Chief Executive Officer,

(Principal Executive Officer)

Date: January 23, 2012

 By: /s/ John Meredith

John Meredith

Chief Financial Officer

(Principal Accounting Officer)

Date: January 23, 2012