Form 10-Q
period 2012-02-29
Flameret, Inc.
filed 2012-04-23
CIK 1472147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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

Yes       .  No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 178,028,120 shares of $0.0001 par value common stock, 10 shares of $0.0001 par value series A preferred stock, 2,135,000 shares of $0.0001 par value series B preferred stock, 1,975,614 shares of $0.0001 par value series E preferred stock, and 500,000 shares of $0.0001 par value series F preferred stock outstanding as of April 20, 2012.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLAMERET, INC.
(An Development Stage Company)
Condensed Balance Sheets

ASSETS

	February 29,	August 31.
	2012	2011
CURRENT ASSETS	(Unaudited)
Cash	$187	$14
Prepaid expenses	-	-

Total Current Assets	187	14

TOTAL ASSETS	$187	$14

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$97,389	$62,741
Accrued interest	87,732	80,642
Accrued salaries	239,864	190,000
Notes payable - related parties	145,307	151,717
Notes payable - non-related parties	168,500	168,500

Total Current Liabilities	738,792	653,600

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 10 shares issued and outstanding	1	1
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 2,135,000 and 2,175,000 shares issued and outstanding, respectively	214	218
Series C Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Series D Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, -0- shares issued and outstanding	-	-
Series E Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, 1,975,614 and 2,066,124 shares issued and outstanding, respectively	198	207
Series F Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 500,000 shares issued and outstanding	50	50
Common stock, $0.0001 par value, 500,000,000 shares authorized, 178,028,120 and 20,943,120 shares issued and outstanding, respectively	17,803	2,094
Additional paid-in capital	6,361,755	6,252,451
Deficit accumulated during the development stage	(7,118,626)	(6,908,607)

Total Stockholders' Deficit	(738,605)	(653,586)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$187	$14

The accompanying notes are an integral part of these condensed financial statements.

FLAMERET, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					From Inception
	For the Three	For the Three	For the Six	For the Six	on August 13,
	Months Ended	Months Ended	Months Ended	Months Ended	2009 Through
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012
		(Restated)		(Restated)
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	32,527	35,205	77,208	62,338	380,147
Impairment of asset	-	500,000	-	500,000	500,000
Professional fees	49,141	3,897,740	125,721	3,909,672	5,449,669

Total Operating Expenses	81,668	4,432,945	202,929	4,472,010	6,329,816

LOSS FROM OPERATIONS	(81,668)	(4,432,945)	(202,929)	(4,472,010)	(6,329,816)

OTHER EXPENSES
Loss on settlement of debt	-	(91,228)	-	(627,628)	(701,078)
Interest expense	(3,567)	(12,394)	(7,090)	(18,386)	(87,732)

Total Other Expenses	(3,567)	(103,622)	(7,090)	(646,014)	(788,810)

LOSS BEFORE INCOME TAXES	(85,235)	(4,536,567)	(210,019)	(5,118,024)	(7,118,626)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(85,235)	$(4,536,567)	$(210,019)	$(5,118,024)	$(7,118,626)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.02)	$(0.00)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	178,028,120	183,090,833	143,322,406	105,043,167

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
(Continued)

FLAMERET, INC.
(A Development Stage Company)
Condensed Statements of Stockholder's Deficit
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued for debt at $11.61 per share	-	-	-	-	-	-	-	-	-	-	64,595	6	750,146	-	750,152
Series E preferred stock issued in exchange for series B preferred stock, series D preferred stock, common stock, and debt at $0.64 per share	-	-	(100,000)	(10)	(100,000)	(10)	1,803,032	180	-	-	(276,585)	(28)	1,026,314	-	1,026,446
Common stock issued upon conversion of series E preferred stock	-	-	-	-	-	-	(20,788)	(1)	-	-	20,788,000	2,079	(2,078)	-	-
Fractional shares	-	-	-	-	-	-	20	-	-	-	10	(1)	(3)	-	(4)
Net loss for the year ended August 31, 2011	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,400,995)	(6,400,995)
Balance, August 31, 2011	10	1	2,175,000	218	-	-	2,066,164	207	500,000	50	20,943,120	2,094	6,252,451	(6,908,607)	(653,586)
Series B preferred stock issued for cash at $2.25 per share	-	-	10,000	1	-	-	-	-	-	-	-	-	22,499	-	22,500
Series E preferred stock issued for cash at $1.00 per share	-	-	-	-	-	-	29,000	3	-	-	-	-	28,997	-	29,000
Series E preferred stock issued for services at $1.00 per share	-	-	-	-	-	-	36,000	4	-	-	-	-	35,996	-	36,000
Common stock issued upon conversion of series B preferred stock	-	-	(50,000)	(5)	-	-	-	-	-	-	75,000	8	(3)	-	-
Common stock issued upon conversion of series E preferred stock	-	-	-	-	-	-	(155,510)	(16)	-	-	155,510,000	15,551	(15,535)	-	-
Common stock issued for prepaid services at $0.03 per share	-	-	-	-	-	-	-	-	-	-	1,500,000	150	37,350	-	37,500
Net loss for the six months ended February 29, 2012	-	-	-	-	-	-	-	-	-	-	-	-	-	(210,019)	(210,019)
Balance, February 29, 2012	10	$ 1	2,135,000	$214	-	$ -	1,975,654	$198	500,000	$50	178,028,120	$17,803	$6,361,755	$(7,118,626)	$(738,605)

The accompanying notes are an integral part of these condensed financial statements.

FLAMERET, INC.
(An Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception
	For the Six	For the Six	on August 13,
	Months Ended	Months Ended	2009 Through
	February 29,	February 28,	February 29,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(210,019)	$(5,118,024)	$(7,118,626)
Adjustments to reconcile net loss to net used by operating activities:
Expenses paid on behalf of the Company by a related party	18,531	122,068	493,636
Impairment of intangible assets	-	500,000	500,000
Loss on settlement of debt	-	612,475	701,078
Related party notes payable issued for services	-	-	385,000
Amortization of expenses prepaid with common stock	37,500	-	37,500
Notes payable issued for services	-	53,700	142,600
Preferred stock issued for services	36,000	265,739	826,738
Common stock issued for services	-	3,481,653	3,525,610
Changes in operating assets and liabilities:
Accounts payable	34,648	(5,188)	97,389
Accrued interest	7,090	18,386	87,732
Accrued salaries	49,864	49,589	239,864

Net Cash Used in Operating Activities	(26,386)	(19,602)	(81,479)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party payables	25,053	-	68,160
Payments toward related-party payables	(49,994)	33,830	(90,494)
Proceeds from the sale of preferred stock	51,500	-	100,786
Proceeds from the sale of common stock	-	-	714
Contributed capital	-	-	2,500

Net Cash Provided by Financing Activities	26,559	33,830	81,666

NET INCREASE (DECREASE) IN CASH	173	14,228	187
CASH AT BEGINNING OF PERIOD	14	264	-

NET CASH AT END OF PERIOD	$187	$14,492	$187

The accompanying notes are an integral part of these condensed financial statements.

FLAMERET, INC.
(An Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception
	For the Six	For the Six	on August 13,
	Months Ended	Months Ended	2009 Through
	February 29,	February 28,	February 29,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$17,901
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Related party note payable issued for purchase of intangible assets	$-	$500,000	$500,000
Preferred stock issued in conversion of debt	$-	$17,750	$1,133,145
Common stock issued in conversion of debt	$-	$20,450	$54,079
Common stock issued upon conversion of preferred stock	$15,559	$-	$15,559
Common stock issued for prepaid services	$37,500	$-	$37,500

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

February 29, 2012 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements.  The results of operations for the periods ended February 29, 2012 and February 28, 2011 are not necessarily indicative of the operating results for the full years.

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

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

February 29, 2012 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six month period ended February 29, 2012, the Company received $25,053 in additional cash loans from various related parties, and had $18,531 in expenses paid on its behalf by related parties. The Company made cash payments on these notes totaling $49,994 during the six months ended February 29, 2012.

Total related party notes payable as of February 29, 2012 were $145,307.  Of this total, $13,024 is unsecured, bears interest at 8 percent per annum, and is due on demand.  The remaining $132,283 is unsecured, bears no interest, and is due on demand.

As of February 29, 2012, the Company owes accrued salaries to officers and employees of $239,864.

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

February 29, 2012 (Unaudited)

NOTE 5 – STOCKHOLDERS’ DEFICIT (Continued)

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

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

February 29, 2012 (Unaudited)

NOTE 5 – STOCKHOLDERS’ DEFICIT (Continued)

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

On September 14, 2011, the Company issued 4,000 shares of series B preferred stock for cash at $2.5 per share, for an aggregate value of $10,000.

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

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

February 29, 2012 (Unaudited)

NOTE 5 – STOCKHOLDERS’ DEFICIT (Continued)

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated subsequent events through the date these financial statements were issued and the Company had no additional material subsequent events to report.

NOTE 7 – CORRECTION OF AN ERROR

During the six months ended February 28, 2011 the Company recorded revenue of $4,290 and cost of sales in the amount of $880. These amounts are shown in the Company’s previously filed financial statements as of February 28, 2011.  Subsequent to this date the Company determined that the transaction did not adequately meet the Company’s revenue recognition criteria; consequently, the transaction was reversed.  Therefore, the statements of operations for the three and six month periods ended February 28, 2011 have been restated so as to reflect this correction.  The effects of this correction on the Company’s financial statements are as follows:

	February 28, 2011	February 28, 2011
	(As Originally Stated)	(As Corrected)	Difference

Cash	$14,492	$14,492	$-
Accounts receivable	4,290	-	(4,290)
Total Current Assets	18,782	14,492	(4,290)
TOTAL ASSETS	18,782	14,492	(4,290)

TOTAL LIABILITIES	1,239,561	1,239,561	-

Deficit accumulated during the development stage	(5,621,346)	(5,625,636)	(4,290)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,220,779)	(1,225,069)	(4,290)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,7882	$14,492	$(4,290)

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

February 29, 2012 (Unaudited)

NOTE 7 – CORRECTION OF AN ERROR (Continued)

	For the Six	For the Six
	Months Ended	Months Ended
	February 28, 2011	February 28, 2011
	(As Originally Stated)	(As Corrected)	Difference

Revenue	$4,290	$-	$(4,290)
Cost of Sales	880	-	(880)
GROSS PROFIT	3,410	-	(3,410)

General and administrative expenses	61,458	62,338	880
Professional fees	3,909,672	3,909,672	-
Total Operating Expenses	3,971,130	3,972,010	880

LOSS FROM OPERATIONS	(3,967,720)	(3,972,010)	(3,410)

Other Expenses	(1,146,014)	(1,146,014)	-

NET LOSS	$(5,113,734)	$(5,118,024)	$(3,410)

Basic and Diluted Loss Per Share	$(0.05)	$(0.05)	$-

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

We had a net loss of $210,019 and $5,118,024 for the six months ended February 29, 2012 and February 28, 2011, respectively.  Our accumulated deficit as of February 29, 2012 was $7,118,626.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended February 29, 2012

Revenues and Cost of Sales

We realized no revenues during the three months ended February 29, 2012 and February 28, 2011 with cost of sales of $-0-.

General and administrative expenses

Total general and administrative expenses for the three months ended February 29, 2012 and February 28, 2011 were $32,527 and $35,205, respectively.  The decrease in our general and administrative expenses was due primarily to a reduction in travel.

Professional fees

Professional fees for the three months ended February 29, 2012 and February 28, 2011 were $49,141 and $3,897,740, respectively. The higher professional fees incurred in 2011 was primarily the result of our efforts to get current with our SEC filings. In 2012 we maintained the current status of our filings.

Net loss

Our net loss for the three months ended February 29, 2012 and February 28, 2011 was $85,235 and $4,536,567, respectively.  Our net operating loss consisted primarily of consulting fees, professional fees and stocks services expense incurred by the entity in anticipation of developing our flame-retardant products.

Results of Operations for the Six Months Ended February 29, 2012

Revenues and Cost of Sales

We realized no revenues during the six months ended February 29, 2012 and February 28, 2011 with cost of sales of $-0-.

General and administrative expenses

Total general and administrative expenses for the six months ended February 29, 2012 and February 28, 2011 were $77,208 and $62,338, respectively.  The increase in our general and administrative expenses was due primarily to a corresponding increase in our marketing efforts.

Professional fees

Professional fees for the six months ended February 29, 2012 and February 28, 2011 were $125,721 and $3,909,672, respectively.   The higher professional fees incurred in 2011 was primarily the result of our efforts to get current with our SEC filings. In 2012 we maintained the current status of our filings.

Net loss

Our net loss for the six months ended February 29, 2012 and February 28, 2011 was $210,019 and $5,118,024, respectively.  Our net operating loss consisted primarily of consulting fees, professional fees and stocks services expense incurred by the entity in anticipation of developing our flame-retardant products.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of February 29, 2012, we had a working capital deficit of $738,605.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  We used $26,386 of cash in our operating activities during the six months ending February 29, 2012. We received $25,053 of cash as a loan from a related party and $18,531 of our expenses were paid by a related party.  We also repaid $49,994 on related party payables.  In addition, we received $51,500 from the sale of common and preferred stock during those nine months to fund our operations.

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

As of February 29, 2012, our cash balance was $187. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $7,118,626 and a working capital deficit of $738,605 at February 29, 2012, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of February 29, 2012, we had no employees, other than our CEO, Christopher Glover.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

We have incurred recurring net losses from operations resulting in an accumulated deficit of $7,118,626 and a working capital deficit of $738,605 as of February 29, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  At February 29, 2012, our cash on hand was $187. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Flameret will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The company presently has a deficit of $738,605 in working capital.

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

Date: April 19, 2012

 By:

/s/ John Meredith

John Meredith

Chief Financial Officer

(Principal Accounting Officer)

Date: April 19, 2012