Form 10-Q
period 2012-05-31
Flameret, Inc.
filed 2012-07-23
CIK 1472147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes       .  No    X .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 221,278,120 shares of $0.0001 par value common stock, 10 shares of $0.0001 par value series A preferred stock, 2,135,000 shares of $0.0001 par value series B preferred stock, 1,945,614 shares of $0.0001 par value series E preferred stock, and 500,000 shares of $0.0001 par value series F preferred stock outstanding as of June 3, 2012.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLAMERET, INC.
(An Development Stage Company)
Condensed Balance Sheets

ASSETS
	May 31,	August 31.
	2012	2011
CURRENT ASSETS	(Unaudited)
Cash	$223	$14
Prepaid expenses	2,935	-

Total Current Assets	3,158	14

TOTAL ASSETS	$3,158	$14

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$124,276	$62,741
Accrued interest	90,152	80,642
Accrued salaries	264,796	190,000
Notes payable - related parties	127,455	151,717
Notes payable - non-related parties	202,650	168,500

Total Current Liabilities	809,329	653,600

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 10 shares issued and outstanding

	1	1
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 2,135,000 and 2,175,000 shares issued and outstanding, respectively

	214	218
Series C Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding
	-	-
Series D Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, -0- shares issued and outstanding
	-	-
Series E Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, 1,945,614 and 2,066,124 shares issued and outstanding, respectively

	195	207
Series F Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 500,000 shares issued and outstanding

	50	50
Common stock, $0.0001 par value, 500,000,000 shares authorized, 221,278,120 and 20,943,120 shares issued and outstanding, respectively

	22,128	2,094
Additional paid-in capital	6,383,566	6,252,451
Stock subscriptions receivable	(8,633)	-
Deficit accumulated during the development stage	(7,203,692)	(6,908,607)

Total Stockholders' Deficit	(806,171)	(653,586)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,158	$14

The accompanying notes are an integral part of these condensed financial statements.

FLAMERET, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					From Inception
					on August 13,
	For the Three Months Ended		For the Nine Months Ended		2009 Through
	May 31,		May 31,		May 31,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	45,152	90,637	122,360	148,684	425,299
Impairment of asset	-	-	-	500,000	500,000
Professional fees	36,129	28,605	161,850	3,938,277	5,485,798

Total Operating Expenses	81,281	119,242	284,210	4,586,961	6,411,097

LOSS FROM OPERATIONS	(81,281)	(119,242)	(284,210)	(4,586,961)	(6,411,097)

OTHER EXPENSES
Loss on settlement of debt	-	-	-	(627,628)	(701,078)
Interest expense	(3,785)	(19,197)	(10,875)	(37,583)	(91,517)

Total Other Expenses	(3,785)	(19,197)	(10,875)	(665,211)	(792,595)

LOSS BEFORE INCOME TAXES	(85,066)	(138,439)	(295,085)	(5,252,172)	(7,203,692)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(85,066)	$(138,439)	$(295,085)	$(5,252,172)	$(7,203,692)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	203,788,990	358,686,739	163,625,054	190,834,375

The accompanying notes are an integral part of these condensed financial statements.

FLAMERET, INC.
(A Development Stage Company)
Condensed Statements of Stockholder's Deficit
(Unaudited)
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional
	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Paid-in Capital $	Accumulated Deficit $	Total $
Balance at inception on August 13, 2009	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued to founder at $0.00001 per share
	-	-	-	-	-	-	-	-	-	-	18,000	2	(2)	-	-
Contributed capital	-	-	-	-	-	-	-	-	-	-	-	-	2,500	-	2,500
Net loss from inception on August 13, 2009 through August 31, 2009
	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,871)	(3,871)
Balance, August 31, 2009	-	-	-	-	-	-	-	-	-	-	18,000	2	2,498	(3,871)	(1,371)
Net loss for the year ended August 31, 2010
	-	-	-	-	-	-	-	-	-	-	-	-	-	(503,741)	(503,741)
Balance, August 31, 2010	-	-	-	-	-	-	-	-	-	-	18,000	2	2,498	(507,612)	(505,112)
Series F preferred stock issued for cash at $0.01 per share
	-	-	-	-	-	-	-	-	500,000	50	-	-	4,236	-	4,286
Series E preferred stock issued for cash at $1.00 per share
	-	-	-	-	-	-	45,000	4	-	-	-	-	44,996	-	45,000
Common stock issued for cash at $1.43 per share
	-	-	-	-	-	-	-	-	-	-	500	1	716	-	717
Common shares cancelled	-	-	-	-	-	-	-	-	-	-	(405)	-	-	-
Series A preferred stock issued for services at $1,000 per share
	10	1	-	-	-	-	-	-	-	-	-	-	9,999	-	10,000
Series B preferred stock issued for services at $0.76 per share
	-	-	500,000	50	-	-	-	-	-	-	-	-	380,689	-	380,739
Series D preferred stock issued for services at $2.50 per share
	-	-	-	-	100,000	10	-	-	-	-	-	-	249,990	-	250,000
Common stock issued for services at $10.10 per share
	-	-	-	-	-	-	-	-	-	-	349,005	35	3,525,575	-	3,525,610
Series B preferred stock issued for debt at $0.01 per share
	-	-	1,775,000	178	-	-	-	-	-	-	-	-	20,497	-	20,675
Series E preferred stock issued to convert debt at $1.00 per share
	-	-	-	-	-	-	88,900	9	-	-	-	-	88,891	-	88,900
Series E preferred stock issued for services at $1.00 per share
	-	-	-	-	-	-	150,000	15	-	-	-	-	149,985	-	150,000
Common stock issued for debt at $11.61 per share
	-	-	-	-	-	-	-	-	-	-	64,595	6	750,146	-	750,152
Series E preferred stock issued in exchange for series B preferred stock, series D preferred stock, common stock, and debt at $0.64 per share

	-	-	(100,000)	(10)	(100,000)	(10)	1,803,032	180	-	-	(276,585)	(28)	1,026,314	-	1,026,446
Common stock issued upon conversion of series E preferred stock
	-	-	-	-	-	-	(20,788)	(1)	-	-	20,788,000	2,079	(2,078)	-	-
Fractional shares	-	-	-	-	-	-	(20)	-	-	-	10	(1)	(3)	-	(4)
Net loss for the year ended August 31, 2011
	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,400,995)	(6,400,995)
Balance, August 31, 2011	10	1	2,175,000	218	-	-	2,066,124	207	500,000	50	20,943,120	2,094	6,252,451	(6,908,607)	(653,586)

The accompanying notes are an integral part of these condensed financial statements.

FLAMERET, INC.
(A Development Stage Company)
Condensed Statements of Stockholder's Deficit
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional	Stock
	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Paid-in Capital $	Subscriptions Receivable $	Accumulated Deficit $	Total $

Balance, August 31, 2011	10	1	2,175,000	218	-	-	2,066,124	207	500,000	50	20,943,120	2,094	6,252,451	-	(6,908,607)	(653,586)

Common stock issued for subscription receivable at $0.004 per share
	-	-	-	-	-	-	-	-	-	-	7,000,000	700	15,433	(8,633)	-	7,500

Series B preferred stock issued for cash at $2.25 per share
	-	-	10,000	1	-	-	-	-	-	-	-	-	22,499	-	-	22,500

Series E preferred stock issued for cash at $1.00 per share
	-	-	-	-	-	-	34,000	4	-	-	-	-	33,996	-	-	34,000

Series E preferred stock issued for services at $1.00 per share
	-	-	-	-	-	-	36,000	4	-	-	-	-	35,996	-	-	36,000

Common stock issued upon conversion of series B preferred stock
	-	-	(50,000)	(5)	-	-	-	-	-	-	75,000	8	(3)	-	-	-

Common stock issued upon conversion of series E preferred stock
	-	-	-	-	-	-	(190,510)	(20)	-	-	190,510,000	19,051	(19,031)	-	-	-

Common stock issued for prepaid services at $0.03 per share
	-	-	-	-	-	-	-	-	-	-	2,750,000	275	42,225	-	-	42,500

Net loss for the nine months ended May 31, 2012
	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(295,085)	(295,085)

Balance, May 31, 2012	10	1	2,135,000	214	-	-	1,945,614	195	500,000	50	221,278,120	22,128	6,383,566	(8,633)	(7,203,692)	(806,171)

The accompanying notes are an integral part of these condensed financial statements.

FLAMERET, INC.
(An Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception
			on August 13,
	For the Nine Months Ended		2009 Through
	May 31,		May 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(295,085)	$(5,252,172)	$(7,203,692)
Adjustments to reconcile net loss to net used by operating activities:

Expenses paid on behalf of the Company by a related party
	22,487	165,905	497,592
Impairment of intangible assets	-	500,000	500,000
Loss on settlement of debt	-	612,475	701,078
Related party notes payable issued for services	-	-	385,000
Amortization of expenses prepaid with common stock
	39,565	-	39,565
Notes payable issued for services	-	53,700	142,600
Preferred stock issued for services	36,000	-	826,738
Common stock issued for services	-	3,783,392	3,525,610
Changes in operating assets and liabilities:
Accounts payable	61,535	(11,966)	124,276
Accrued interest	9,510	37,583	90,152
Accrued salaries	74,796	74,795	264,796

Net Cash Used in Operating Activities	(51,192)	(36,288)	(106,285)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party payables	25,053	34,240	68,160
Payments toward related-party payables	(71,802)	(2,600)	(112,302)
Proceeds from notes payable	34,150	-	34,150
Proceeds from the sale of preferred stock	56,500	-	105,786
Proceeds from subscriptions receivable	7,500	-	7,500
Proceeds from the sale of common stock	-	5,000	714
Contributed capital	-	-	2,500

Net Cash Provided by Financing Activities	51,401	36,640	106,508

NET INCREASE (DECREASE) IN CASH	209	352	223
CASH AT BEGINNING OF PERIOD	14	264	-

NET CASH AT END OF PERIOD	$223	$616	$223

The accompanying notes are an integral part of these condensed financial statements.

FLAMERET, INC.
(An Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

				From Inception
				on August 13,
	For the Nine Months Ended			2009 Through
	May 31,			May 31,
	2012	2011		2012

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-		$-	$17,901
Income Taxes	-		-	-

NON CASH FINANCING ACTIVITIES:
Related party note payable issued for purchase
of intangible assets	$-		$500,000	$500,000
Preferred stock issued in conversion of debt	$-		$20,675	$1,133,145
Common stock issued in conversion of debt	$-		$630,000	$54,079
Common stock issued upon conversion of preferred stock	$19,059	$		$19,059
Common stock issued for prepaid services	$42,500		$-	$42,500
Common stock issued for stock subscriptions receivable	$8,633		$-	$8,633

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

May 31, 2012 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements.  The results of operations for the periods ended May 31, 2012 and May 31, 2011 are not necessarily indicative of the operating results for the full years.

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

May 31, 2012 (Unaudited)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine-month period ended May 31, 2012, the Company received $25,053 in additional cash loans from various related parties, and had $22,486 in expenses paid on its behalf by related parties. The Company made cash payments on these notes totaling $71,801 during the nine months ended May 31, 2012.

Total related-party notes payable as of May 31, 2012 were $127,455.  Of this total, $19,915 is unsecured, bears interest at 12 percent per annum, and is due on demand.  The remaining $107,541 is unsecured, bears no interest, and is due on demand.

As of May 31, 2012, the Company owes accrued salaries to officers and employees of $264,796.

NOTE 5 – NOTES PAYABLE

On May 20, 2012, the Company borrowed $34,150 from an unrelated third-party.  The note accrues interest at a rate of 12 percent per annum, and is due in full on November 19, 2012.

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

May 31, 2012 (Unaudited)

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

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

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

May 31, 2012 (Unaudited)

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

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

FLAMERET, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

May 31, 2012 (Unaudited)

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

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

On March 15, 2012 the Company converted 25,000 shares of series E preferred stock into 25,000,000 shares of common stock pursuant to the conversion terms of the preferred stock.

On April 15, 2012 the Company issued 5,000 shares of series E preferred stock for cash at $1.00 per share, resulting in total cash proceeds of $5,000.

On April 20, 2012 the Company converted 10,000 shares of series E preferred stock into 10,000,000 shares of series E preferred stock pursuant to the conversion terms of the preferred stock.

On April 23, 2012 the Company issued 1,250,000 shares of common stock for prepaid consulting services.  The shares were valued $0.004 per share, being the trading price on the date of the issuance, resulting in an aggregate value of $5,000.  As of May 31, 2012, $2,065 of this amount had been amortized to consulting expense, leaving a balance of $2,935 in prepaid expenses relating to this issuance.

On April 25, 2012 the Company issued 7,000,000 shares of common stock at $0.0023 per share for a subscription receivable in the amount of $16,133.  As of May 31, 2012, $7,500 of this amount had been received, leaving a total subscription receivable total of $8,633.

NOTE 7 – SIGNIFICANT EVENTS

On April 18, 2012 the Company entered into a Service Agreement with an unrelated third party entity.  Pursuant to the terms of the Service Agreement, which covers a term of twelve months, the third-party agrees to perform certain business consulting services in exchange for a monthly fee of $5,000.  In addition, the Company agreed to issue 1,250,000 shares of common stock per quarter to the consultant.  As of May 31, 2012, the Company had issued the first 1,250,000 shares of common stock.

NOTE 8 – SUBSEQUENT EVENTS

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

We had a net loss of $295,085 and $5,252,172 for the nine months ended May 31, 2012 and May 31, 2011, respectively.  Our accumulated deficit as of May 31, 2012 was $7,203,692.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended May 31, 2012

Revenues and Cost of Sales

We realized no revenues during the three months ended May 31, 2012 and May 31, 2011 with cost of sales of $-0-.

General and administrative expenses

Total general and administrative expenses for the three months ended May 31, 2012 and May 31, 2011 were $45,152 and $90,367, respectively.  The decrease in our general and administrative expenses was due primarily to a reduction in travel.

Professional fees

Professional fees for the three months ended May 31, 2012 and May 31, 2011 were $36,129 and $28,605, respectively.   The higher professional fees incurred in 2012 pertains primarily to consulting fees incurred pursuant to a consulting services agreement signed during the period.

Net loss

Our net loss for the three months ended May 31, 2012 and May 31, 2011 was $85,066 and $138,439, respectively.  Our net operating loss consisted primarily of consulting fees, professional fees and stocks services expense incurred by the entity in anticipation of developing our flame-retardant products.

Results of Operations for the Nine Months Ended May 31, 2012

Revenues and Cost of Sales

We realized no revenues during the nine months ended May 31, 2012 and May 31, 2011 with cost of sales of $-0-.

General and administrative expenses

Total general and administrative expenses for the nine months ended May 31, 2012 and May 31, 2011 were $122,360 and $148,684, respectively.  The increase in our general and administrative expenses was due primarily to a corresponding increase in our marketing efforts.

Professional fees

Professional fees for the nine months ended May 31, 2012 and May 31, 2011 were $161,850 and $3,938,277, respectively.   The higher professional fees incurred in 2011 was primarily the result of our efforts to get current with our SEC filings. In 2012 we maintained the current status of our filings.

Net loss

Our net loss for the nine months ended May 31, 2012 and May 31, 2011 was $295,085 and $5,252,172, respectively.  Our net operating loss consisted primarily of consulting fees, professional fees and stocks services expense incurred by the entity in anticipation of developing our flame-retardant products.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of May 31, 2012, we had a working capital deficit of $806,171.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  We used $51,192 of cash in our operating activities during the nine months ending May 31, 2012. We received $59,203 of cash inflows from various notes payable and related party payables, and $22,487 of our expenses were paid by a related party.  We also repaid $71,802 on related party payables.  In addition, we received $64,000 from the sale of common and preferred stock during those nine months to fund our operations.

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

As of May 31, 2012, our cash balance was $223. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $7,203,692 and a working capital deficit of $806,171 at May 31, 2012, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of May 31, 2012, we had no employees, other than our CEO, Christopher Glover.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

We have incurred recurring net losses from operations resulting in an accumulated deficit of $7,203,692 and a working capital deficit of $806,171 as of May 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  At May 31, 2012, our cash on hand was $223. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Flameret will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The company presently has a deficit of $806,171 in working capital.

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

Date: July 23, 2012

 By:

/s/ John Meredith

John Meredith

Chief Financial Officer

(Principal Accounting Officer)

Date: July 23, 2012