Form 10-Q/A
period 2012-05-31
Flameret, Inc.
filed 2012-07-24
CIK 1472147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Flameret, Inc. (the “Company”) on Form 10-Q for the quarterly period ended May 31, 2012, filed with the Securities and Exchange Commission on July 23, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

 Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	09/21/09
3.1A	Articles of Incorporation		S-1		3.1A	11/17/09
3.2	Bylaws		S-1		3.2	09/21/09
5.1	Legal Opinion of Leo Moriarty, Attorney (March 1, 2010)		S-1		5.1	03/01/10
10.1	Patent license agreement between Flameret, Inc. and United American, Inc.		S-1		10.1	11/17/09
31.1	Certification of Mr. Glover pursuant to Section 302 of the Sarbanes-Oxley Act		10-Q	5/31/12	31.1	7/23/12
31.2	Certification of Mr. Meredith pursuant to Section 302 of the Sarbanes-Oxley Act		10-Q	5/31/12	31.2	7/23/12
32.1	Certification of Mr. Glover pursuant to Section 906 of the Sarbanes-Oxley Act		10-Q	5/31/12	32.1	7/23/12
32.2	Certification of Mr. Meredith pursuant to Section 906 of the Sarbanes-Oxley Act		10-Q	5/31/12	32.2	7/23/12
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: July 24, 2012

 By:

/s/ John Meredith

John Meredith

Chief Financial Officer

(Principal Accounting Officer)

Date: July 24, 2012