Form 10-K
period 2012-08-31
Flameret, Inc.
filed 2013-02-11
CIK 1472147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Yes       .    No   X .

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of February 1, 2013, was approximately $465,486 based on a share value of $0.0023. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 222,528,120 shares of $0.0001 par value common stock outstanding as of January 22, 2013.

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

Flameret, Inc. intends to contract with Seatex to batch, mix, fill, package, label, palletize and ship a proprietary flame retardant compound product (Flameret) subject to strict requirements for quality control, cost control, timeliness and confidentiality, once it has sold Flameret to a customer.

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

In 2013 Flameret, Inc. intends to market through mattress distributors its Flameret product. In order for the Company to begin the distributor model it will require the Company to seek additional capital in excess of $5M in order to develop the distributor network. The Company believes it will not have the additional capital until the second quarter of 2013.

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

We have incurred recurring net losses from operations resulting in an accumulated deficit of $7,261,505 and a working capital deficit of $858,234 as of August 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  At August 31, 2012, our cash on hand was $183. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

OUR DEVELOPMENT STAGE OPERATING RESULTS MAY FLUCTUATE DUE TO FACTORS WHICH ARE NOT WITHIN OUR CONTROL.

Our development stage operating results are expected to fluctuate in the future based on a number of factors, many of which are not in our control. Our development stage operating expenses primarily include general administrative expenses that are relatively fixed in the short-term. If our revenues are lower than we expect because demand for our product and service diminishes, or if we experience an increase in defaults among approved applicants or for any other reasons we may not be able to quickly return to acceptable revenue levels.

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

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Flameret will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The company presently has a deficit of $858,234 in working capital.

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

 We currently license our technology from United American, Inc.   United American, Inc. owns two U.S. patents, (patent #4,961,865 and patent#4,950,410) and may file more patent applications in the future. Patent #4,961,865 expired on 10-09-2010 and Patent #4,950,410 expired on 8-21-2010.  Both Patent renewals are pending . Our success depends, on these patents and on our ability to use the United American, Inc. Technology, and for United American, Inc. to obtain patents, maintain trade secrecy and not infringe the proprietary rights of third parties. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that we will develop additional proprietary technology that is patentable or that any patents issued to us or United American, Inc. will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of the United American, Inc. Technology or design around it. It is possible that we may need to acquire other licenses to, or to contest the validity of, issued patents or claims of third parties. We cannot assure you that any license would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents in bringing patent infringement suits against other parties based on our licensed patents.

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

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Mr. Christopher Glover beneficially owns approximately 9% of our capital stock with voting rights. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2012.

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

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2012:
Fourth Quarter	$0.0029	$0.0049
Third Quarter	$0.0060	$0.0035
Second Quarter	$0.0090	$0.0040
First Quarter	$0.06	$0.0074
FISCAL YEAR ENDED AUGUST 31, 2011:
Fourth Quarter	$2.00	$0.28
Third Quarter	$10.00	$1.00
Second Quarter	$74.00	$9.50
First Quarter	$450.00	$15.00

(b) Holders of Common Stock

We are authorized to issue 500,000,000 shares of common stock, $0.0001 par value per share. Currently we have 222,528,012 shares of common stock issued and outstanding.  As of August 31, 2012, there were approximately Fifty eight (58) shareholders of the Company’s common stock.  As of August 31, 2012, the closing price of the Company’s shares of common stock was $0.0025 per share.  Island Stock Transfer (telephone: (727) 289-0010; facsimile: (727) 289-0069) is the registrar and transfer agent for our common stock.

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

On May 15, 2011 the Company issued 500,000 shares of series F preferred stock for cash at $0.009 per share, for an aggregate value of $4,286.  Additionally, the Company issued 500 shares of common stock for cash at $1.42 per share, for an aggregate total of $717.

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

On August 10, 2011 the Company issued 88,900 shares of series E preferred stock upon the conversion of debts payable to an unrelated entity.  The fair value of the shares issued was $88,900, or $1.00 per share.

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

On December 23, 2010, the Company issued 100 shares of common stock for services at $40 per share, for total proceeds of $4,000.

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

On January 25, 2011 the Company issued 1,595 shares of common stock for the conversion of $15,950 in debts.  These shares were valued at approximately $10 per share, for an aggregate value of $15,153, resulting in a gain on settlement of debt in the amount of $797.

On January 27, 2011, the Company issued 35,500 shares of common for services at $25 per share, for an aggregate total of $887,500.

On January 28, 2011 the Company issued 3,000 shares of common stock in settlement of debt.  The shares were valued at $25 per share, based on the quoted market price of the shares on the date of issuance, resulting in a total amount of $75,000.

On March 14, 2011 the Company issued 2,000 shares of common stock for services at $10 per share, for an aggregate total of $20,000.

On April 15, 2011, the Company issued 8,000 shares of common stock for services at $2.00 per share, for an aggregate total of $16,000.

On May 15, 2011, the Company issued 500 shares of common stock for cash at $1.42 per share, for an aggregate total of $714.

On May 15, 2011 the Company issued 500,000 shares of series F preferred stock for cash at $0.009 per share, for an aggregate value of $4,286. Additionally, the Company issued 500 shares of common stock for cash at $1.42 per share, for an aggregate total of $717.

On June 6, 2011 the Company issued 46,905 shares of common stock for services at $2.00 per share, for an aggregate total of $93,810.  The Company also issued 15,000 shares of common stock in settlement of debts.  These shares were valued at $30,000, or $2.00 per share based on the quoted market price of the shares on the date of issuance.

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

On August 3, 2011 the Company issued 5,000 shares of common stock for services at $0.50 per share, for an aggregate value of $2,500.

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

On April 25, 2012 the Company issued 7,000,000 shares of common stock at $0.0023 per share for a subscription receivable in the amount of $16,133.  As of May 31, 2012, $8,500 of this amount had been received, leaving a total subscription receivable total of $7,633.

On July 18, 2012 the Company issued 1,125,000 shares of common stock for prepaid consulting services. The shares were valued $.0038 per share, being the trading price on the date of the issuance, resulting in an aggregate value of $4,750.

As of August 31, 2012 $1,807 of this amount had been amortized to consulting expense, leaving a balance of $2,943 in prepaid expenses relating to this issuance.

Options and Warrants Issued

No options or warrants were issued during the year ended August 31, 2012.

Options and Warrants Cancelled

No options or warrants were cancelled during the year ended August 31, 2012.

Options and Warrants Expired

No options or warrants expired during the year ended August 31, 2012.

Options Exercised

No options were exercised during the year ended August 31, 2012.

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

We had a net loss of $352,898 and $6,400,995 for the years ended August 31, 2012 and 2011, respectively.  Our accumulated deficit as of August 31, 2012 was $7,261,505.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Years Ended August 31, 2012 and 2011

The following table summarizes selected items from the statement of operations for the years ended August 31, 2012 and 2011.

EXPENSES:

	For the Year Ended August 31, 2012	For the Year Ended August 31, 2011	Increase / (Decrease)
General and administrative	$149,635	$252,072	$(102,437)

Impairment of assets	-	500,000	(500,000)
Professional fees	190,494	4,891,171	(4,700,677)
Net operating loss	340,129	5,643,243	(5,303,114)
Gain (Loss) on settlement of debt	(2,597)	701,078	(703,675)
Interest expense	15,366	56,674	(41,308)
Net loss	$352,898	$6,400,995	$(6,048,097)

General and administrative expenses

General and administrative expenses for the year ended August 31, 2012 were $149,635 compared to $252,072 for the year ended August 31, 2011 a decrease of $102,437. This reflected the dormant nature of the company whilst awaiting new funding to commence trading.

Professional fees for the year ended August 31, 2012 were $190,494 compared to $4,891,171 for the year ended August 31, 2011, a decrease of $4,700,677.

During the year ended August 31, 2011 we purchased technology for $500,000 which we intend to use in our business operations. We have not been able to establish a revenue stream to justify the value of the technology so we have impaired the asset in full as of August 31, 2011.

Net operating loss

The net operating loss for the year ended August 31, 2012 was $340,129 compared to $5,643,243 for the year ended August 31, 2011, a decrease of $5,303,114.  Our net operating loss consisted primarily of professional fees and stocks services expense as we created the entity in anticipation of developing our flame retardant products.

Other expenses

Other expenses for the years ended August 31, 2012 was $12,769 compared to $757,752 for the year ended August 31, 2011.  The decrease in other expenses was a result of interest expenses accrued on notes payable and to losses relating to the conversions of debt and equity in the 2011 financial statements not repeated in 2012.

Net loss

The net loss for the year ended August 31, 2012 was $352,898 compared to $6,400,995 for the year ended August 31, 2011, a decrease of $6,048,097. Our net loss consisted primarily of professional fees and stocks services expense as we created the entity in anticipation of developing our flame retardant product.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2012 and 2011.

	August 31, 2012	August 31, 2011

Current Assets	$3,126	$14
Current Liabilities	$861,360	$653,600
Working Capital (Deficit)	$(858,234)	$(653,586))

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of August 31, 2012, we had a working capital deficit of $858,234.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have raised money through contributions from related parties and through issuing notes.  During the year ended August 31, 2012, related parties paid $22,487 in expenses on behalf of the Company, notes totaling $34,150 were issued for cash, and the Company received $65,000 in cash from the sale of common and preferred stock. Should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business. Our future capital requirements will depend on many factors, including the development of our flame retardant products; the cost and availability of third-party financing for development; and administrative and legal expenses.

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

As of August 31, 2012, our cash balance was $183. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $7,261,505 and a working capital deficit of $858,234 at August 31, 2012, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of August 31, 2012, we had four employees, our non-paid CEO, Christopher Glover, Secretary Susan Allwork, CFO John Meredith, and VP Marketing John Glover.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Flameret, Inc.

We have audited the accompanying balance sheets of Flameret, Inc., (“the Company”) as of August 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from  August 13, 2009 (date of inception) through August 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Flameret, Inc., as of August 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and for the cumulative period from August 13, 2009 (date of inception) through August 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established an ongoing source of revenues sufficient enough to cover its operating costs. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

February 6, 2013

FLAMERET, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	August 31,	August 31,
	2012	2011
CURRENT ASSETS
Cash	$183	$14
Prepaid expenses	2,943	-
Total Current Assets	3,126	14
TOTAL ASSETS	$3,126	$14

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$148,728	$62,741
Accrued interest	92,046	80,642
Accrued salaries	290,001	190,000
Notes payable - related parties	147,935	151,717
Notes payable - non-related parties	182,650	168,500
Total Current Liabilities	861,360	653,600

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 10 shares issued and outstanding	1	1
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 2,135,000 and 2,175,000 shares issued and outstanding, respectively	214	218
Series C Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Series D Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, -0- shares issued and outstanding	-	-
Series E Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, 1,945,614 and 2,066,124 shares issued and outstanding, respectively	195	207
Series F Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 500,000 shares issued and outstanding	50	50
Common stock, $0.0001 par value, 500,000,000 shares authorized, 222,528,012 and 20,943,120 shares issued and outstanding, respectively	22,253	2,094
Additional paid-in capital	6,388,191	6,252,451
Stock subscriptions receivable	(7,633)	-
Deficit accumulated during the development stage	(7,261,505)	(6,908,607)
Total Stockholders' Deficit	(858,234)	(653,586)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,126	$14

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A Development Stage Company)
Statements of Operations
			From Inception
			on August 13,
	For the Years Ended		2009 Through
	August 31,		August 31,
	2012	2011	2012

REVENUE	$-	$-	$-

OPERATING EXPENSES

General and administrative expenses	149,635	252,072	452,574
Impairment of intangible assets	-	500,000	500,000
Professional fees	190,494	4,891,171	5,514,442

Total Operating Expenses	340,129	5,643,243	6,467,016

LOSS FROM OPERATIONS	(340,129)	(5,643,243)	(6,467,016)

OTHER EXPENSES

Gain (Loss) on settlement of debt	2,597	(701,078)	(698,481)
Interest expense	(15,366)	(56,674)	(96,008)

Total Other Expenses	(12,769)	(757,752)	(794,489)

LOSS BEFORE INCOME TAXES	(352,898)	(6,400,995)	(7,261,505)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(352,898)	$(6,400,995)	$(7,261,505)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(16.50)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	179,111,617	388,047

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A Development Stage Company)
Statements of Stockholder's Deficit
													Additional
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at inception on August 13, 2009	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$-	$-
Common stock issued to founder at $0.00001 per share	-	-	-	-	-	-	-	-	-	-	18,000	2	(2)	-	-
Contributed capital	-	-	-	-	-	-	-	-	-	-	-	-	2,500	-	2,500
Net loss from inception on August 13, 2009 through August 31, 2009	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,871)	(3,871)
Balance, August 31, 2009	-	-	-	-	-	-	-	-	-	-	18,000	2	2,498	(3,871)	(1,371)
Net loss for the year ended August 31, 2010	-	-	-	-	-	-	-	-	-	-	-	-	-	(503,741)	(503,741)
Balance, August 31, 2010	-	-	-	-	-	-	-	-	-	-	18,000	2	2,498	(507,612)	(505,112)
Series F preferred stock issued for cash at $0.01 per share	-	-	-	-	-	-	-	-	500,000	50	-	-	4,236	-	4,286
Series E preferred stock issued for cash at $1.00 per share	-	-	-	-	-	-	45,000	4	-	-	-	-	44,996	-	45,000
Common stock issued for cash at $1.43 per share	-	-	-	-	-	-	-	-	-	-	500	1	716	-	717
Common shares cancelled	-	-	-	-	-	-	-	-	-	-	(405)	-	-	-
Series A preferred stock issued for services at $1,000 per share	10	1	-	-	-	-	-	-	-	-	-	-	9,999	-	10,000
Series B preferred stock issued for services at $0.76 per share	-	-	500,000	50	-	-	-	-	-	-	-	-	380,689	-	380,739
Series D preferred stock issued for services at $2.50 per share	-	-	-	-	100,000	10	-	-	-	-	-	-	249,990	-	250,000
Common stock issued for services at $10.10 per share	-	-	-	-	-	-	-	-	-	-	349,005	35	3,525,575	-	3,525,610
Series B preferred stock issued for debt at $0.01 per share	-	-	1,775,000	178	-	-	-	-	-	-	-	-	20,497	-	20,675
Series E preferred stock issued to convert debt at $1.00 per share	-	-	-	-	-	-	88,900	9	-	-	-	-	88,891	-	88,900
Series E preferred stock issued for services at $1.00 per share	-	-	-	-	-	-	150,000	15	-	-	-	-	149,985	-	150,000
Common stock issued for debt at $11.61 per share	-	-	-	-	-	-	-	-	-	-	64,595	6	750,146	-	750,152

Series E preferred stock issued in exchange for series B preferred stock, series D preferred stock, common stock, and debt at $0.64 per share	-	-	(100,000)	(10)	(100,000)	(10)	1,803,032	180	-	-	(276,585)	(28)	1,026,314	-	1,026,446
Common stock issued upon conversion of series E preferred stock	-	-	-	-	-	-	(20,788)	(1)	-	-	20,788,000	2,079	(2,078)	-	-
Fractional shares	-	-	-	-	-	-	(20)	-	-	-	10	(1)	(3)	-	(4)
Net loss for the year ended August 31, 2011	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,400,995)	(6,400,995)
Balance, August 31, 2011	10	$1	2,175,000	$218	-	$-	2,066,124	$207	500,000	$50	20,943,120	$2,094	$6,252,451	$(6,908,607)	$(653,586)

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(A Development Stage Company)
Statements of Stockholder's Deficit
													Additional	Stock
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, August 31, 2011	10	$1	2,175,000	$218	-	$-	2,066,124	$207	500,000	$50	20,943,120	$2,094	$6,252,451	$-	$(6,908,607)	$(653,586)
Common stock issued for subscription receivable at $0.004 per share	-	-	-	-	-	-	-	-	-	-	7,000,000	700	15,433	(7,633)	-	8,500
Series B preferred stock issued for cash at $2.25 per share	-	-	10,000	1	-	-	-	-	-	-	-	-	22,499	-	-	22,500
Series E preferred stock issued for cash at $1.00 per share	-	-	-	-	-	-	34,000	4	-	-	-	-	33,996	-	-	34,000
Series E preferred stock issued for services at $1.00 per share	-	-	-	-	-	-	36,000	4	-	-	-	-	35,996	-	-	36,000
Common stock issued upon conversion of series B preferred stock	-	-	(50,000)	(5)	-	-	-	-	-	-	75,000	8	(3)	-	-	-
Common stock issued upon conversion of series E preferred stock	-	-	-	-	-	-	(190,510)	(20)	-	-	190,510,000	19,051	(19,031)	-	-	-
Common stock issued for services at price per share ranging from $.0038 to $0.03	-	-	-	-	-	-	-	-	-	-	4,000,000	400	46,850	-	-	47,250
Net loss for the year ended August 31, 2012	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(352,898)	(352,898)
Balance, August 31, 2012	10	$1	2,135,000	$214	-	$-	1,945,614	$195	500,000	$50	222,528,120	$22,253	$6,388,191	$(7,633)	$(7,261,505)	$(858,234)

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(An Development Stage Company)
Statements of Cash Flows
			From Inception
			on August 13,
	For the Years Ended		2009 Through
	August 31,		August 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(352,898)	$(6,400,995)	$(7,261,505)
Adjustments to reconcile net loss to net used by operating activities:
Expenses paid on behalf of the Company by a related party	22,487	428,120	497,592
Impairment of intangible assets	-	500,000	500,000
Gain (Loss) on settlement of debt	(2,597)	701,078	698,481
Related party notes payable issued for services	-	60,000	385,000
Amortization of expenses prepaid with common stock	44,307	-	44,307
Notes payable issued for services	-	142,600	142,600
Preferred stock issued for services	36,000	790,738	826,738
Common stock issued for services	-	3,525,610	3,525,610
Changes in operating assets and liabilities:
Accounts payable	85,987	52,185	148,728
Accrued interest	14,001	56,674	94,643
Accrued salaries	100,001	100,000	290,001
Net Cash Used in Operating Activities	(52,712)	(43,990)	(107,805)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payables	25,533	-	68,640
Payments toward related-party payables	(71,802)	34,240	(112,302)
Proceeds from notes payable	34,150	(40,500)	34,150
Proceeds from the sale of preferred stock	56,500	49,286	105,786
Proceeds from subscriptions receivable	8,500	-	8,500
Proceeds from the sale of common stock	-	714	714
Contributed capital	-	-	2,500

Net Cash Provided by Financing Activities	52,881	43,740	107,988

NET INCREASE (DECREASE) IN CASH	169	(250)	183
CASH AT BEGINNING OF PERIOD	14	264	-

NET CASH AT END OF PERIOD	$183	$14	$183

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.
(An Development Stage Company)
Statements of Cash Flows

			From Inception
			on August 13,
	For the Year Ended		2009 Through
	August 31,		August 31,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$17,901	$17,901
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Related party note payable issued for purchase of intangible assets	$-	$500,000	$500,000
Preferred stock issued in conversion of debt	$-	$1,133,145	$1,133,145
Common stock issued in conversion of debt	$-	$54,079	$54,079
Common stock issued upon conversion of preferred stock	$19,059	$-	$19,059
Common stock issued for prepaid services	$47,250	$-	$47,250
Common stock issued for subscriptions receivable	$7,633	$-	$7,633

The accompanying notes are an integral part of these financial statements.

FLAMERET, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2012 and 2011

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  During the years ended August 31, 2012 and 2011 the Company recognized impairment expense of $-0- and $500,000 , respectively.

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

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended August 31, 2012 and 2011, nor were any interest or penalties accrued as of August 31, 2012 and 2011.

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

For the year ended August 31, 2012 and 2011, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	August 31,
	2012	2011
Series B Convertible Preferred Stock	22,875,000	23,303,571
Series E Convertible Preferred Stock	1,945,614,000	2,066,164,000
Series F Convertible Preferred Stock	21,429	21,429
Total	1,968,510,429	2,089,489,000

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

NOTE 3 – RELATED-PARTY TRANSACTIONS

Fiscal year end August 31, 2012

During the year ended August 31, 2012 the Company received $25,533 in additional cash loans from various related parties, and had $22,487 in expenses paid on its behalf by related parties. The Company made cash payments on these notes totaling $71,802 during the year ended August 31, 2012.

Total related party notes payable as of August 31, 2012 were $147,935.  Of this total, $39,914  is unsecured, bears interest at 12 percent per annum, and is due on demand, $480 is unsecured, bears interest at 8 percent and is due on demand, and the remaining $107,540 is unsecured, bears no interest, and is due on demand.

The Company has accrued interest payable of $59,141 on the related-party notes payable as of August 31, 2012.

As of August 31, 2012, the Company owes accrued salaries to officers and employees of $290,001.

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

During the year ended August 31, 2011, the Company issued 48,000 shares of common stock in settlement of $34,550 of related party notes payable.  The fair value of the common stock issued was $555,000 resulting in a loss on settlement of related party debt of $515,450.

On July 19, 2011, certain of these related-party note holders agreed to convert either all or a portion of their respective notes into shares of the Company’s Series E preferred stock.  A total of $1,026,447 in related-party notes payable were converted, along with 276,585 shares of the Company’s common stock, 100,000 shares of series B preferred stock, and 100,000 shares of series D preferred stock, into 1,803,032 shares of the Company’s Series E preferred stock.

Total related party notes payable as of August 31, 2011 were $151,717.  Of this total, $46,152 of related party notes payable are unsecured, bear interest at 8 percent per annum, and is due on demand.  The remaining $105,565 of related party notes payable is unsecured, bears no interest, and is due on demand.

The Company has accrued interest payable of $61,022 on the related-party notes payable as of August 31, 2012. As of August 31, 2011, the Company owes accrued salaries to officers and employees of $190,000.   Related party notes payable as of August 31, 2012 and 2011, consist of the following:

	August 31,
	2012	2011
Note payable to a Company director, bearing interest at 8%, unsecured, due on demand	$480	$46,152
Note payable to a related party, bearing interest at 12%, unsecured, due on demand	39,914	-
Note payable to a related party, bearing no interest, unsecured, due on demand	107,541	22,500
Note payable to a related party, bearing no interest, unsecured, due on demand	-	30,000
Note payable to a related party, bearing no interest, unsecured, due on demand	-	53,065
Total	$127,935	$151,717

NOTE 4 – NOTES PAYABLE

Fiscal year end August 31, 2012

During the year ended August 31, 2012, the Company borrowed $34,150 from an unrelated third-party.  The note accrues interest at a rate of 12 percent per annum, and is due on demand. The Company has accrued interest payable of $28,015 on the notes payable as of August 31, 2012.

Fiscal year end August 31, 2011

During the year ended August 31, 2011, the Company borrowed an additional $142,600 from various third parties in exchange for services rendered to the Company.  During the year ended August 31, 2011, $124,100 was converted into a combination of 1,595 shares of the Company’s common stock, 1,775,000 shares of the Company’s series B preferred stock, and 88,900 shares of the Company’s series E preferred stock.  Of the remaining notes, $20,000 bears interest at 12 percent per annum and $148,500 at six percent per annum.  All of the notes payable to unrelated parties are unsecured and are due on demand. The Company has accrued interest payable of $19,620 on the notes payable as of August 31, 2011.

Notes payable as of August 31, 2012 and 2011, consist of the following:

	August 31,
	2012	2011
Note payable to an unrelated third party finance company, bearing interest at 6%, unsecured, due on demand	$49,500	$49,500
Note payable to an unrelated third party finance company, bearing interest at 6%, unsecured, due on demand	49,500	49,500
Note payable to an unrelated third party finance company, bearing interest at 6%, unsecured, due on demand	49,500	49,500
Note payable to an unrelated third party, bearing interest at 12%, unsecured, due on demand	-	20,000
Note payable to an unrelated third party, bearing interest at 12%, unsecured, due on demand	34,150	-
Total	$182,650	$168,500

NOTE 5 – STOCKHOLDERS’ EQUITY

As of August 31, 2012, the Company is authorized to issue one hundred million (100,000,000) shares of $0.0001 par value preferred stock comprised of the following share denominations: one million (1,000,000) shares of series A preferred stock, ten million (10,000,000) shares of series B preferred stock, ten million (10,000,000) series C preferred stock, thirty million (30,000,000) shares of series D preferred stock, thirty million (30,000,000) shares of series E preferred stock, and ten million (10,000,000) shares of series F preferred stock.

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

On December 23, 2010, the Company issued 100 shares of common stock for services at $40 per share, for total proceeds of $4,000.

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

On January 25, 2011 the Company issued 1,595 shares of common stock for the conversion of $15,950 in debts.  These shares were valued at approximately $10 per share, for an aggregate value of $15,153, resulting in a gain on settlement of debt in the amount of $797.

On January 25, 2011, the Company issued 400,000 shares of series B preferred stock for services at $0.01 per share, for an aggregate value of $5,739. Additionally, the Company issued 1,775,000 shares of series B preferred stock upon conversion of debts at $0.01 per share, for an aggregate value of $20,675.

On January 27, 2011, the Company issued 35,500 shares of common stock for services at $25 per share, for an aggregate total of $887,500.

NOTE 5 – STOCKHOLDERS’ EQUITY - Continued

On January 28, 2011 the Company issued 3,000 shares of common stock in settlement of debt.  The shares were valued at $25 per share, based on the quoted market price of the shares on the date of issuance, resulting in a total amount of $75,000.

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

On May 15, 2011 the Company issued 500,000 shares of series F preferred stock for cash at $0.009 per share, for an aggregate value of $4,286.  Additionally, the Company issued 500 shares of common stock for cash at $1.42 per share, for an aggregate total of $717.

On June 6, 2011 the Company issued 46,905 shares of common stock for services at $2.00 per share, for an aggregate total of $93,810.  The Company also issued 15,000 shares of common stock in settlement of debts.  These shares were valued at $30,000, or $2.00 per share based on the quoted market price of the shares on the date of issuance.

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

On August 3, 2011 the Company issued 5,000 shares of common stock for services at $0.50 per share, for an aggregate value of $2,500.

On August 3, 2011 the Company converted 788 shares of series E preferred stock into 788,000 shares of the Company’s common stock pursuant to the conversion terms of the preferred stock.  Additionally, the Company issued 150,000 shares of series E preferred stock for services rendered.  These shares were valued at $1.00 per share, for total compensation expense of $150,000.

On August 10, 2011 the Company issued 88,900 shares of series E preferred stock upon the conversion of debts payable to an unrelated entity.  The fair value of the shares issued was $88,900, or $1.00 per share.

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

NOTE 5 – STOCKHOLDERS’ EQUITY - Continued

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

On April 25, 2012 the Company issued 7,000,000 shares of common stock at $0.0023 per share for a subscription receivable in the amount of $16,133.  As of May 31, 2012, $8,500 of this amount had been received, leaving a total subscription receivable total of $7,633.

On July 18, 2012 the Company issued 1,125,000 shares of common stock for prepaid consulting services. The shares were valued $0.0038 per share, being the trading price on the date of the issuance, resulting in an aggregate value of $4,750.

Asl of August 31, 2012 $1,807 of this amount had been amortized to consulting expense, leaving a balance of $2,943 in prepaid expenses relating to this issuance.

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

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	August 31, 2012	August 31, 2011
Income tax benefit attributable to:
Net operating loss	$(119,985)	$(2,176,338)
Preferred stock issued for services	12,240	268,851
Common stock issued for services	16,065	1,198,707
Impairment expense	-	170,000
Change in valuation allowance	91,680	538,780
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	August 31, 2012	August 31, 2011
Deferred tax asset attributable to:
Net operating loss carry forwards	$(2,468,912)	$(2,348,926)
Preferred stock issued for services	281,091	268,851
Common stock issued for services	1,214,772	1,198,707
Contributed services	850	850
Impairment expense	170,000	170,000
Valuation allowance	802,198	710,518
Net deferred tax asset	$-	$-

The Company’s zero percent effective tax rate for each year, as compared to the 34 percent statutory rate, results from non-deductible stock based compensation and the change in valuation allowance.

At August 31, 2011, the Company had an unused net operating loss carry-forward of approximately $2,468,912 that is available to offset future taxable income; the loss carry-forward will begin to expire in 2030.

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

Name	Age	Position	Director Since

Christopher Glover	66	Chief Executive Officer, and Director	August 13, 2009
John Meredith	60	CFO
Susan Allwork	54	Secretary	January 25, 2011
John Glover	30	Vice President of Sales

MANAGEMENT BIOGRAPHIES

Christopher Glover; B.Sc., Chief Executive Officer, President, Chief Financial Officer, Secretary

Mr. Christopher Glover, age 66

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

John Meredith, Age 60

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

John William Glover, Vice President of Sales

John William Glover BA, Age 30

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

·	Compliance with applicable governmental laws, rules and regulations;
·	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

·	Accountability for adherence to the code.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the years ended August 31, 2011 and 2010:

Summary Compensation Table

Name and Principal Position (a)	Fiscal Year (b)	Salary (c)	Stock Awards (e)(1)	Option Awards (f)(1)	All Other Compensation	Total Compensation

Christopher Glover, CEO (2)	2012	$60,000	$-0-	$-0-	$-0-	$-0-
	2011	$60,000	$1,010,000	$-0-	$-0-	$1,070,000
Susan Allwork, Secretary	2012	$-0-	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$-0-
John Meredith, CFO	2012	$37,206	$-0-	$-0-	$-0-	$37,206
	2011	$-0-	$-0-	$-0-	$-0-	$-0-
John Glover, VP of Sales	2012	$-0-	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$-0-

(1) The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended August 31, 2012 and 2011, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2010.  Assumptions used in the calculation of this amount are included in Note 3 of our audited financial statements for the fiscal year ended August 31, 2012 included in Part II, Item 7, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Outstanding Equity Awards at Fiscal Year End

We have no outstanding equity awards, including common stock options.

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the year ended August 31, 2012.

Name (a)	Year	Stock Awards ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (g)(1)	Total ($) (h)

Susan Allwork	2012	$-0-	$-0-	$-0-	$-0-

The amounts in columns (c) and (d) reflect the dollar amount recognized for financial statement reporting purposes for the year ended August 31, 2012, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2010.  Assumptions used in the calculation of this amount are included in Note 3 of our audited financial statements for the year ended August 31, 2011 included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

	Common Stock		Preferred Stock
Name of Beneficial Owner (1)	Number of Shares	Percentage of Class(2)	Number of Shares	Percentage of Class(3)

Christopher Glover, CEO and Director	20,118,000(3)	9%	218,326 (4)	5%
Susan Allwork, Secretary and Director	-0-	-0-%	-0-	-0-%
John Glover, VP Marketing	25,000	0%	99,975	2%
John Meredith, CFO	-0-	-0-%	-0-	-0-%
Directors and Officers as a Group (4 person)	20,143,000	9%	318,301	7%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.

(2) Percentage of beneficial ownership is based upon 20,943,120 shares of Common Stock outstanding as of August 31, 2011. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of August 31, 2012, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3) Includes 20,100,000 common shares owned by Mr. Glover’s wife.

(4) Includes 54,900 preferred shares owned by Mr. Glover’s wife.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended August 31, 2012 the Company received $25,533 in additional cash loans from various related parties, and had $22,487 in expenses paid on its behalf by related parties. The Company made cash payments on these notes totaling $71,802 during the year ended August 31, 2012.

Total related party notes payable as of August 31, 2012 were $147,935.  Of this total, $39,914  is unsecured, bears interest at 12% per annum, and is due on demand, $480 is unsecured, bears interest at 8% and is due on demand, and the remaining $107,540 is unsecured, bears no interest, and is due on demand.

The Company has accrued interest payable of $59,141 on the related-party notes payable as of August 31, 2012.

As of August 31, 2012, the Company owes accrued salaries to officers and employees of $290,001.

On August 13, 2009, the Company issued 18,000 founder’s shares at the par value of $0.0001.  On August 13, 2009, the Company received $2,500 in capital contributed from the Company’s founder and CEO.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for August 31, 2012 and 2011.

	August 31,	August 31,
	2012	2011
Audit fees:	$10,240	$4,500
Audit-related fees:	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$10,240	$4,500

We do not have an Audit Committee.  Our board of directors acted as the Company's Audit Committee during the fiscal year ended August 31, 2012, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

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

Date: February 1, 2013

By:

/s/ John Meredith

John Meredith

Chief Financial Officer,

(Principal Accounting Officer)

Date: February 1, 2013